Form 10-Q
period 2007-09-30
Global Brands Acquisition Corp.
filed 2008-01-18
CIK 1409383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                                  to

Commission File Number 001-33855

Global Brands Acquisition Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	26-0482599
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 West 42nd Street, 21st Floor, New York, New York 10036
(Address of Principal Executive Office)

(212) 201-8118
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No

As of January 16, 2008, 35,937,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Part I:    Financial Information

Item 1 – Financial Statements (Unaudited)

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Balance Sheet

September 30, 2007 (unaudited)
Assets
Current asset:
Cash	$28,742
Total current assets	28,742
Other non-current assets	219,759
Total assets	$248,501
Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses	$300
Accrued accounting fees payable	17,500
Accrued filing fees payable	123,501
Notes payable, stockholders	100,000
Total current liabilities	$241,301
Common stock, subject to possible conversion	—
Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	24,281
Deficit accumulated during the development stage	(17,800)
Total stockholders’ equity	7,200
Total liabilities and stockholders’ equity	$248,501

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Operations
(unaudited)
For the Period July 3, 2007 (inception) to September 30, 2007

For the period July 3, 2007 (inception) to September 30, 2007
Formation and operating costs	$300
Accounting fees	17,500
Net loss	$17,800
Weighted average number of common shares outstanding, basic and diluted	7,187,500
Net loss per common share, basic and diluted	$—

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the Period July 3, 2007 (inception) to September 30, 2007

	Common Stock		Additional paid-in capital	Loss accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Common shares issued	7,187,500	$719	$24,281	$—	$25,000
Net loss		—	—	(17,800)	(17,800)
Balance, at September 30, 2007	7,187,500	$719	$24,281	$(17,800)	$7,200

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Cash Flows
(unaudited)
For the Period July 3, 2007 (inception) to September 30, 2007

For the period July 3, 2007 (inception) to September 30, 2007
Cash flows from operating activities
Net loss	$(17,800)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accrued expenses	17,800
Accrued filing fees payable	(83,758)
Accounts payable, affiliate	(12,500)
Net cash used in operating activities	(96,258)
Cash flows from financing activities
Proceeds from notes payable, stockholders	100,000
Proceeds from issuance of common stock	25,000
Net cash provided by financing activities	125,000
Net increase in cash	28,742
Cash, beginning of period	—
Cash, end of period	$28,742

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Notes to Financial Statements

A.    Description of Organization and Business Operations

Global Brands Acquisition Corp. (a corporation in the development stage) (the Company) was incorporated in Delaware on July 3, 2007. The Company was formed to acquire an operating business or asset or several operating businesses or assets (a Business Combination) through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity through September 30, 2007 relates to the formation of the Company in anticipation of its initial public offering described below in Note G. The Company has neither engaged in any operations nor generated revenue to date and will not until completion of its business combination. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected March 31st as its fiscal year end.

The registration statement for the Company’s initial public offering of Units (as defined in Note G below) (Offering) was declared effective December 6, 2007. The Company consummated the Offering on December 12, 2007 and received net proceeds of $281.2 million (see Note G). An amount of $286.1 million of the net proceeds from the Offering, including $14.4 million of deferred underwriting discounts and commissions and the $5.0 million of proceeds relating to the private placement of the sponsor’s warrants (see Note E), was placed in a trust account (Trust Account) and invested in either United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial Business Combination or (ii) the liquidation of the Company as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective target businesses and continuing general and administrative expenses.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owing 30% or more of the shares of common stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. If the Company’s initial Business Combination is approved and completed, public stockholders voting against the initial Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, before payment of deferred underwriting discounts and commissions and including interest earned on their pro rata portion of the trust account, net of interest income on the Trust Account balance previously released to the Company to pay our tax obligations and net of interest income of up to $2.9 million on the ‘‘Trust Account’’ balance previously released to the Company to fund its working capital requirements.

However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event that the Company does not consummate a Business Combination within 24 months from the date of the final prospectus relating to the Offering, the corporate existence of the Company will cease except for purposes of winding up and liquidating. The amounts held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.

In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the warrants contained in the Units sold in the Offering discussed in Note G).

B.    Summary of Significant Accounting Policies

Development Stage Company

The Company complies with the reporting requirements of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

Net Loss per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding warrants are antidilutive, they have been excluded from the computation of loss per common share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, Disclosure About Par Value of Financial Instruments, approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Income Tax

The Company complies with SFAS 109, Accounting for Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. A valuation allowance has been established for the full amount of the benefit related to the current period net loss.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (‘‘SFAS’’) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. The new standards requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. The new standards also indicate gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest is established. These statements are effective for the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the provisions of SFAS 141 (R) and SFAS 160 and does not expect there to be an impact to the Company’s financial statements.

C.    Common Stock, Subject to Possible Conversion

The Company is required to convert to cash up to 8,624,999 of the shares of common stock sold in the Offering should those shareholders vote against the initial Business Combination and convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account.

D.    Stockholders’ Equity

The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 7,187,500 are outstanding as of September 30, 2007. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

E.    Related Party Transactions

JLJ Partners, LLC (JLJ Partners) and the Company’s independent directors have purchased an aggregate of 7,187,500 of the Company’s founders’ units for an aggregate price of $25,000 in a private placement. Each of the founders has agreed to vote its founders’ common stock in the same manner as holders of a majority of the shares of the Company’s common stock voted by the public stockholders at the special or annual meeting called for the purpose of approving the Company’s initial Business Combination. As a result, none of the founders will be able to exercise conversion rights with respect to the founders’ common stock. In addition, the founders have agreed to waive their rights to participate in any liquidation distribution with respect to the founders’ common stock if the Company fails to consummate an initial Business Combination. All of the founders’ units will be placed in escrow. Subject to limited exceptions, the founders’ common stock will be held in escrow until 180 days after the consummation of the Company’s initial Business Combination and the founders’ warrants will remain in escrow until they become exercisable.

In addition, JLJ Partners purchased an aggregate of 5,000,000 warrants from the Company at a price of $1.00 per Warrant ($5 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Offering. The $5 million was placed in the Trust Account until a successful completion of an initial Business Combination. If the Company does not complete an initial Business Combination, the $5 million will be part of the liquidating distribution to the public stockholders, and the sponsor’s warrants will expire worthless. The sponsor’s warrants will not be transferable or salable by JLJ Partners (subject to limited exceptions) until after the Company completes an initial Business Combination, and will be exercisable on a cashless basis and will be non-redeemable by the Company, in each case, so long as they are held by JLJ Partners or its permitted transferees. In addition, commencing 30 days after the consummation of the initial business combination, the sponsor’s warrants and the underlying shares of common stock are entitled to registration rights under an agreement to be signed on or before the date of the prospectus. With the exception of the terms noted above, the sponsor’s warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the initial public offering. The Company believes the purchase price of these Warrants approximates the fair value of such Warrants. The founders’ common stock and founders’ warrants included in the founders’ units will be released from escrow earlier than as described above if, subsequent to the Company’s consummation of its initial Business Combination, (A) the last sales price of the Company’s common stock equals or exceeds $14.25 per share for any 20 trading clays within a 30 trading day period beginning 90 days after such Business Combination or (B) the Company consummates a subsequent liquidation, merger, stock exchange, or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities, or other property.

In addition, JLJ Partners and Sportswear Holdings Limited, an affiliate of the Company’s Chairman of the Board, have agreed to purchase 2,500,000 Units at a price of $10 per Unit (an aggregate price of $25,000,000) from the Company in a private placement that may occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the Units sold in the Offering, except that, subject to certain exceptions, these Units and underlying securities will not be sold, assigned or transferred for a period of 180 days from the date of the consummation of the Business Combination.

The Company issued a $100,000 unsecured promissory note to JLJ Partners. The loan evidenced thereby is non-interest bearing, unsecured and is due upon the earlier of (1) August 8, 2008 or (2) the consummation of the Offering. This loan will be repaid out of working capital.

The Company presently occupies office space provided by JLJ Partners. JLJ Partners has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay JLJ Partners $10,000 per month for such services.

F.    Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48, which had no effect on the Company’s financial positions and results of operations at this time given its limited operations and activities.

The Company’s provision for income taxes for the period from July 3, 2007 (inception) to September 30, 2007 is a benefit of approximately $6,000, which resulted in a deferred tax asset. Utilization of deferred tax assets is dependent upon future taxable income. The Company has determined that a valuation allowance for the deferred tax asset is required at this time as it is more likely than not that such deferred tax assets will not be realized, and a valuation allowance has been established for the full amount of the benefit related to the current period net loss.

G.    Subsequent Event

On December 12, 2007, the Company sold 28,750,000 units (Units) to the public at a price of $10.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (Warrant). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of (i) one year from the date of the final prospectus for the Offering or (ii) the completion of a Business Combination with a target business, and will expire five years from the date of the prospectus, unless earlier redeemed. The Warrants will be redeemable, in whole and not in part, at a price of $0.01 per Warrant upon 30 days prior written notice of redemption, only in the event that the last sales price of the common stock is at least $14.25 per share for any 20 trading, days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is sent to the holders of Warrants. The Warrants may not be redeemed unless an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants is available throughout the redemption period.

The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Initial Public Offering, with an additional 5.0% fee of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The additional 5% fee, amounting to $14.4 million, has been placed in the Trust Account.

On January 8, 2008, the Company withdrew $450,000 from the trust account for working capital.

September 30, 2007 FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on July 3, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses or assets. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we initially intend to focus our search on U.S. as well as foreign companies in the branded consumer sector, including apparel, specialty retail, footwear and accessories. We will also explore opportunities in other consumer-focused and other sectors that are attractive to us. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the period from July 3, 2007 (inception) to September 30, 2007, we had a net loss of $17,800 consisting of $300 of formation and operating costs and $17,500 of accounting fees.

Financial Condition and Liquidity

JLJ Partners LLC (‘‘JLJ Partners’’), an entity beneficially owned approximately one-third each by Joel J. Horowitz, our chief executive officer, treasurer and director, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president, secretary and director, either directly or through entities of which they or their family members are owners and beneficiaries, and the Company’s independent directors have purchased an aggregate of 7,187,500 of the Company’s founders’ units for an aggregate price of $25,000 in a private placement. An affiliate of one of the Company’s founders paid a legal retainer fee of $12,500 on behalf of the Company. This amount was repaid by the Company on August 9, 2007. In July 2007, JLJ Partners advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. This loan was repaid in January 2008.

Subsequent Events

We consummated our initial public offering of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, on December 12, 2007. Gross proceeds from our initial public offering were $287,500,000. We paid a total of $5,750,000 in underwriting discounts and commissions (not including deferred underwriting discounts and commissions of $14,375,000, which have been placed in our trust account and will be released to the underwriters only upon completion of our initial business combination) and $359,142 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $5,000,000 from the private sale of warrants (the ‘‘Sponsor’s Warrants’’) to JLJ Partners, from the offering were $286,390,858, of which $286,125,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,000,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of $240,000 for office space, administrative services and support payable to JLJ Partners representing $10,000 per month for up to 24 months; $150,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $535,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on December 6, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from JLJ Partners of $10,000 per month for providing us with office space and certain general and administrative services.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II

OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2007, we closed our initial public offering of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $7.00 per share. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. Citigroup Global Markets Inc. acted as the sole bookrunning manager and Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. acted as co-managers of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145684). The Securities and Exchange Commission declared the registration statement effective on December 6, 2007.

We paid a total of $5,750,000 in underwriting discounts and commissions (not including deferred underwriting discounts and commissions of $14,375,000, which have been placed in our trust account and will be released to the underwriters only upon completion of our initial business combination) and $359,142 for other costs and expenses related to the offering and the over-allotment option.

We also consummated the simultaneous private sale of 5,000,000 Sponsor’s Warrants at a price of $1.00 per warrant, generating total proceeds of $5,000,000. The Sponsor’s Warrants were purchased by JLJ Partners. The Sponsor’s Warrants are identical to the warrants included in the units sold in the initial public offering except that the Sponsor’s Warrants are exercisable on a cashless basis and if we call the warrants for redemption, the Sponsor’s Warrants will not be redeemable by us so long as they are held by JLJ Partners or its permitted transferees. JLJ Partners has agreed that the warrants will not be transferred, assigned or sold by it until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, including the $5,000,000 from the Sponsor’s Warrants and the $14,375,000 of deferred underwriting discounts and commissions, the total net proceeds to us from the offering and the private sale of Sponsor’s Warrants were $286,390,858, of which $286,125,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6.    EXHIBITS

(a)    Exhibits:

31	Section 302 Certification by Chief Executive Officer and Treasurer
32	Section 906 Certification by Chief Executive Officer and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BRANDS ACQUISITION CORP.
Dated: January 16, 2008	/s/ Joel J. Horowitz
Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)