Form 10-Q
period 2007-12-31
Global Brands Acquisition Corp.
filed 2008-02-13
CIK 1409383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

As of February 13, 2008, 35,937,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Part I:    Financial Information

Item 1 – Financial Statements (Unaudited)

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Balance Sheet

December 31, 2007 (unaudited)
Assets
Current assets:
Cash	$275,121
Cash held in trust fund	286,645,166
Prepaid expense	8,000
Total current assets	286,928,287
Deferred tax asset	22,017
Total assets	$286,950,304
Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses	$91,000
Income tax payable	242,735
Accrued accounting fees payable	27,500
Accrued filing fees payable	14,375,000
Notes payable, stockholders	100,000
Total current liabilities	$14,836,235
Common stock, subject to possible conversion, 8,624,999 shares at conversion value	85,837,490
Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 35,937,500 (less 8,624,999 shares subject to possible conversion) shares issued and outstanding	2,732
Additional paid-in capital	186,023,378
Earnings accumulated during the development stage	250,469
Total stockholders’ equity	186,276,579
Total liabilities and stockholders’ equity	$286,950,304

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Operations
(unaudited)
For the Three Months ended December 31, 2007
and the Period July 3, 2007 (inception) to December 31, 2007

	For the three months ended December 31, 2007	For the period July 3, 2007 (inception) to December 31, 2007
Formation and operating costs	$3,679	$3,979
Accounting fees	27,500	45,000
Operating loss	(31,179)	(48,979)
Interest income	520,166	520,166
Income before income taxes	488,987	471,187
Provision for income taxes	220,718	220,718
Net income	$268,269	$250,469
Weighted average number of common shares outstanding
Basic	9,450,967	11,689,560
Diluted	11,223,615	12,580,781
Net income per common share
Basic	$.03	$.02
Diluted	$.02	$.02

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the Period July 3, 2007 (inception) to December 31, 2007

	Common Stock		Additional paid-in capital	Earnings accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Common shares issued at inception	7,187,500	$719	$24,281	$—	$25,000
Sale of 28,750,000 units, net of underwriters’ discount and offering expenses (includes 8,624,999 shares subject to possible conversion)	28,750,000	2,875	266,835,725	—	266,838,600
Proceeds subject to possible conversion of 8,624,999 shares		(862)	(85,836,628)	—	(85,837,490)
Proceeds from issuance of founders’ warrants		—	5,000,000	—	5,000,000
Net income		—	—	250,469	250,469
Balances, at December 31, 2007	35,937,500	$2,732	$186,023,378	$250,469	$186,276,579

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Cash Flows
(unaudited)
For the Period July 3, 2007 (inception) to December 31, 2007

For the period July 3, 2007 (inception) to December 31, 2007
Cash flows from operating activities
Net income	$250,469
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Deferred tax asset	(22,017)
Accrued expenses	29,500
Income tax payable	242,735
Net cash provided by operating activities	500,687
Cash flows from investing activities
Cash held in trust fund	(286,645,166)
Cash flows from financing activities
Gross proceeds from initial public offering	287,500,000
Proceeds from notes payable, stockholders	100,000
Proceeds from issuance of common stock	25,000
Proceeds from issuance of founders’ warrants	5,000,000
Payment of offering costs	(6,205,400)
Net cash provided by financing activities	286,419,600
Net increase in cash	275,121
Cash, beginning of period	—
Cash, end of period	$275,121

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Notes to Financial Statements

A.    Description of Organization and Business Operations

Global Brands Acquisition Corp. (a corporation in the development stage) (the Company) was incorporated in Delaware on July 3, 2007. The Company was formed to acquire an operating business or asset or several operating businesses or assets (a Business Combination) through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity through December 31, 2007 relates to the formation of the Company and its initial public offering described below in Note E. The Company has neither engaged in any operations nor generated revenue to date and will not until completion of its business combination. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected March 31st as its fiscal year end.

The registration statement for the Company’s initial public offering of Units (as defined in Note E below) (Offering) was declared effective December 6, 2007. The Company consummated the Offering on December 12, 2007 and received net proceeds of $281.2 million (see Note E). An amount of $286.1 million of the net proceeds from the Offering, including $14.4 million of deferred underwriting discounts and commissions and the $5 million of proceeds relating to the private placement of the sponsor’s warrants (see Note F), was placed in a trust account (Trust Account) and invested in either United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial Business Combination or (ii) the liquidation of the Company as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective target businesses and continuing general and administrative expenses.

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

In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the warrants contained in the Units sold in the Offering discussed in Note E).

B.    Summary of Significant Accounting Policies

Development Stage Company

The Company complies with the reporting requirements of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

Net Income per Common Share

Income per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Fair Value of Financial Instruments

The fair value of the company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, Disclosure About Pair Value of Financial Instruments, approximates the carrying amounts represented in the balance sheet.

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

Deferred Offering Costs

Deferred offering costs of $14.4 million consist of underwriting discounts that are payable upon the Company’s consummation of a Business Combination. This amount has been recorded as a reduction of additional paid in capital.

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

C.    Common Stock, Subject to Possible Conversion

The Company is required to convert to cash up to 8,624,999 of the shares of common stock sold in the Offering should those shareholders vote against the initial Business Combination and convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account. An amount of $85.8 million has been classified as common stock, subject to possible conversion representing the initial per-share conversion price.

D.    Stockholders’ Equity

The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 35,937,500 (including 8,624,999 shares subject to possible conversion) are outstanding as of December 31, 2007. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

E.    Initial Public Offering

On December 12, 2007, the Company sold 28,750,000 units (Units) to the public at a price of $10.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (Warrant). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of (i) one year from the date of the final prospectus for the Offering or (ii) the completion of a Business Combination with a target business, and will expire five years from the date of the prospectus, unless earlier redeemed. The Warrants will be redeemable, in whole and not in part, at a price of $0.01 per Warrant upon 30 days prior written notice of redemption, only in the event that the last sales price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is sent to the holders of Warrants. The Warrants may not be redeemed unless an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants is available throughout the redemption period.

The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Initial Public Offering, with an additional 5.0% fee of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The additional 5% fee, amounting to $14.4 million, has been placed in the Trust Account.

F.    Related Party Transactions

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

G.    Income Taxes

The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period ended December 31, 2007 are as follows:

Current: Federal	$152,088
State & Local	90,647
Current provision for income taxes	$242,735
Deferred: Federal	$(16,653)
State & Local	(5,364)
Current benefit for income taxes	$(22,017)
Total provision for income taxes	$220,718

The Company’s effective tax rate of 46.84% differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes and amortization of organizational costs.

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

H.    Subsequent Event

In July 2007, JLJ Partners advanced an aggregate of $100,000 to the Company for payment of offering expenses. This loan will was repaid in January 2008.

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

Results of Operations

For the three months ended December 31, 2007, we had a net income of $268,269 consisting of $520,166 of interest income offset by $31,179 of general, selling and administrative expenses and $220,718 of provision for income taxes.

For the period from July 3, 2007 (inception) to December 31, 2007, we had a net income of $250,469 consisting of $520,166 of interest income offset by $48,979 of general, selling and administrative expenses and $220,718 of provision for income taxes.

Financial Condition and Liquidity

We consummated our initial public offering of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, on December 12, 2007. Gross proceeds from our initial public offering were $287,500,000. We paid a total of $5,750,000 in underwriting discounts and commissions (not including deferred underwriting discounts and commissions of $14,375,000, which have been placed in our trust account and will be released to the underwriters only upon completion of our initial business combination) and $359,142 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $5,000,000 from the private sale of warrants (the ‘‘Sponsor’s Warrants’’) to JLJ Partners, LLC (‘‘JLJ Partners’’), an entity beneficially owned approximately one-third each by Joel J. Horowitz, our chief executive officer, treasurer and director, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president, secretary and director, either directly or through entities of which they or their family members are owners and beneficiaries, from the offering were $286,390,858, of which $286,125,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

Commencing on December 6, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from JLJ Partners of $10,000 per month for providing us with office space and certain general and administrative services. In addition, in July 2007, JLJ Partners advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. This loan was repaid in January 2008.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

GLOBAL BRANDS ACQUISITION CORP.
Dated: February 13, 2008	/s/ Joel J. Horowitz
Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)