Form 10-K
period 2008-03-31
Global Brands Acquisition Corp.
filed 2008-06-12
CIK 1409383

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission File Number 001-33855

GLOBAL BRANDS ACQUISITION CORP.

(Name of Issuer in Its Charter)

Delaware (State of Incorporation)	26-0482599 (Issuer I.R.S. Employer I.D. Number)
11 West 42nd Street, 21st Floor New York, New York (Address of principal executive offices)	10036 (zip code)

(212) 201-8118

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes     No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of September 31, 2007 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of June 11, 2008, there were 35,937,500 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

GLOBAL BRANDS ACQUISITION CORP.
FORM 10-K

PART I

ITEM 1.    BUSINESS

Introduction

Global Brands Acquisition Corp. is a blank check company formed on July 3, 2007 to acquire one or more operating businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to as our initial business combination. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we initially intend to focus our search on U.S. as well as foreign companies in the branded consumer sector, including apparel, specialty retail, footwear and accessories. We will also explore opportunities in other consumer-focused and other sectors that are attractive to us.

On December 12, 2007, we closed our initial public offering (‘‘IPO’’) of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.00 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 5,000,000 warrants (‘‘sponsors’ warrants’’) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000, to JLJ Partners, LLC (‘‘JLJ Partners’’), an entity controlled by Joel J. Horowitz, our chief executive officer, treasurer and director, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president, secretary and director. The units from the IPO (including the 3,750,000 units pursuant to the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the 3,750,000 units pursuant to the over-allotment option and the private sale) were $286,390,858, of which $286,125,000 was deposited into a trust fund and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and other continuing general and administrative expenses. Through March 31, 2008, we have incurred $208,081 for general and administrative expenses. We also have an aggregate of up to $2,875,000 of interest earned on the proceeds in the trust fund that is available to us to fund our working capital requirements, of which $1,449,981 is currently available, as well as any amounts necessary to pay our tax obligations. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of March 31, 2008, there was $287,574,981 held in the trust fund.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to utilize the cash proceeds of our IPO and our private placements, our capital stock, debt or a combination of the foregoing as the consideration to be paid in an initial business combination. We may engage in an initial business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues requiring internal restructuring to comply with securities laws and stock exchange regulations, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be sold. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Business Strategy

Branded consumer companies focus on developing customer loyalty by selling products identifiable by specific and well recognized trademarks across product categories. Although none of our officers or directors is currently, or has been within the past five years, associated with other specified purpose acquisition companies or other entities with business plans similar to ours, each of our executives has experience in lifestyle branding, whereby a consumer brand is leveraged by expanding, either directly or through third-party licensing and distributorship arrangements, into (i) multiple product categories, including apparel, accessories (handbags, shoes and jewelry), fragrance/beauty products and home products, (ii) various distribution channels, including department stores, specialty and/or outlet retail and direct-to-consumer and (iii) international markets. We intend to leverage this expertise to accelerate the growth of the business we acquire. Our management team’s experience also provides us with the flexibility to review growth and turnaround situations for underleveraged or underperforming brands.

While we do not have set criteria for a target business, we have established general guidelines:

•	Established Companies. We will generally focus on companies with a history of operating and financial results. We do not intend to acquire start-up companies.

•	Strong Free Cash Flow Characteristics. We will seek to acquire companies that have a history of, or the ability to generate, strong, stable free cash flow. This may include companies with opportunities for cash flow growth through operational expansion or turnaround.

•	Strong Competitive Industry Position. For each potential acquisition, we will review growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. We will focus on companies that have a leading market position or that we believe have an opportunity to develop such a position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, trademark protection and brand positioning. We will seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

•	Experienced Management Team. We will seek to acquire businesses that have strong, experienced management teams. We may also seek to supplement target businesses’ management teams with seasoned and experienced executives recruited through our extensive professional network. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We believe that the operating expertise of our founders will complement, not replace, the target’s management team. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination.

•	Diversified Customer and Supplier Base. We will seek to acquire businesses that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively influence their customers, suppliers and competitors.

Competitive Advantages

We believe that we have the following competitive advantages over other entities with business objectives similar to ours:

Management Expertise

We believe that our management team’s experience in owning, operating and developing branded fashion and apparel companies, including Tommy Hilfiger, Pepe Jeans, Polo Ralph Lauren Europe, Donna Karan, Kasper/Anne Klein and, most recently, Michael Kors, will help us locate an attractive target business.

Established Deal Sourcing Network

We believe that our management team’s relationships throughout the fashion, apparel and retail industries will serve as a valuable source of acquisition candidates both in the U.S. and internationally.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to potential target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other initial business combination. The owners of the target business would exchange their shares of stock in the target business for shares of our stock. We believe target businesses will find this method a cheaper, quicker and more certain process to becoming a public company than the typical initial public offering. Once public, we believe the target business would then have greater access to capital and additional means of incentivizing management consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of the target business’ operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate an initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, if our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, as described below, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. We have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination will be subject to these contingencies.

Selection of a Target Business and Structuring of a Business Combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our founders or members of our management team or our or their respective affiliates, be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is).

Subject to the requirement that our initial business combination be with one or more target businesses with a collective fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	expected returns on investment relative to the aggregate consideration expected to be paid in an initial business combination;

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions;

•	costs associated with effecting the business combination; and

•	industry leadership, sustainability of market share and attractiveness of market sectors in which the target business participates.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for Stockholder Approval of Business Combination

Prior to the completion of an initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such initial business combination, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such initial business combination. Any vote to extend our corporate life to continue perpetually following the consummation of an initial business combination will be taken only if the initial business combination is approved. We will only consummate an initial business combination if stockholders vote both in favor of such initial business combination and our amendment to extend our corporate life. We will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our initial business combination.

In connection with seeking stockholder approval of an initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any initial business combination, all of our founders, including all of our officers and directors, have agreed to vote their founders’ common stock in accordance with the majority of the shares of common stock voted by the holders of shares of common stock issued in our IPO (‘‘public shares,’’ and the holders thereof, ‘‘public stockholders’’). Our founders have also agreed that they will vote the shares they purchased in our IPO and any they purchase in the open market in favor of an initial business combination. We will proceed with the initial business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the initial business combination and public stockholders owning less than 30% of the public shares both vote against the initial business combination and exercise their conversion rights, as described in the following section.

Conversion Rights

At the time we seek stockholder approval of any initial business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Our founders will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether underlying the founders’ units or purchased by them in our IPO or in the aftermarket. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of public shares. As of March 31, 2008, the per-share conversion price would have been approximately $10.00.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose (including at the meeting itself), but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in ‘‘street name,’’ to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the initial business combination to complete the tender or delivery of his shares to us if he wishes to seek to exercise his conversion rights. We will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

If a stockholder votes against the initial business combination but fails to properly exercise his, her or its conversion rights, the stockholder will not have his, her or its shares of common stock converted to his, her or its pro rata share of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting at which a vote is taken with respect to a proposed initial business transaction. Furthermore, if a stockholder delivers his certificate for conversion and subsequently decides prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of our initial business combination. Public stockholders who convert their stock into their pro rata share of the trust account will still have the right to exercise any warrants they still hold.

We will not complete our proposed initial business combination if public stockholders owning 30% or more of the public shares exercise their conversion rights. If a vote on an initial business combination is held and the initial business combination is not approved, we may continue to try to consummate an initial business combination with a different target until December 6, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no Business Combination

If we do not complete a business combination by December 6, 2009, we will be dissolved and will distribute to all the public stockholders, in proportion to the number of public shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The founders have waived their rights to participate in any liquidation distribution with respect to the founders’ common stock. There will be no distribution from the trust fund with respect to our warrants.

Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust fund, the per-share liquidation price as of March 31, 2008 would have been approximately $10.00. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Lawrence S. Stroll, Joel J. Horowitz and John D. Idol have agreed that they will be personally liable to pay debts and obligations to third parties or target businesses that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust fund but only if, and to the extent, that the claims would otherwise reduce the amount in the trust fund payable to our public stockholders in the event of a liquidation, and only if such a third party or prospective target business does not execute a valid and enforceable waiver.

Competition

In identifying, evaluating and selecting a target business for an initial business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•	our obligation to convert into cash up to 30% of our shares of common stock held by our public stockholders who vote against the initial business combination and exercise their conversion rights may reduce the resources available to us for an initial business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we are focusing on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We do not have any full time employees and do not anticipate having any full time employees prior to the consummation of a business combination. We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business combination and the stage of the initial business combination process the company is in.

ITEM 1A.    RISK FACTORS

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We will not generate any revenues other than interest and dividends until, at the earliest, after the consummation of a business combination.

We may not be able to consummate an initial business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, we have until December 6, 2009 to complete an initial business combination. If we fail to consummate an initial business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we are forced to liquidate before an initial business combination and distribute the trust account, our public stockholders may receive less than $10.00 per share and our warrants will expire worthless.

If we are unable to complete an initial business combination by December 6, 2009 and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.00 because of the expenses of our IPO, our general and administrative expenses, the anticipated costs of seeking an initial business combination and potential claims of creditors, if any. As of March 31, 2008, the per-share liquidation price was approximately $10.00. However, we cannot assure you that we will in fact be able to distribute approximately $10.00 per share upon liquidation of the trust account, as a result of claims of creditors which may take priority over the claims of our public stockholders. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of an initial business combination.

If we are unable to consummate an initial business combination, our public stockholders will be forced to wait until December 6, 2009 before receiving liquidation distributions.

We have until December 6, 2009 to complete an initial business combination. We have no obligation to return funds to public stockholders prior to such date unless we consummate an initial business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete an initial business combination. Accordingly, public stockholders’ funds may be unavailable to them until such date.

Because there are numerous companies with a business plan similar to ours seeking to effectuate an initial business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies which have completed initial public offerings with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete an initial business combination in specific industries, a number of them may consummate an initial business combination in any industry they choose. Therefore, we are subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate an initial business combination within the required time period.

If funds available to us are insufficient to allow us to operate until December 6, 2009, we may be unable to complete an initial business combination.

We believe that the funds available to us will be sufficient to allow us to operate at least until December 6, 2009, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ‘‘no-shop’’ provision (a provision in letters of intent designed to keep target businesses from ‘‘shopping’’ around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit the funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete an initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital which we will need to identify one or more target businesses and to complete our initial business combination, as well as the funds required to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all third parties (including any vendors or other entities we engage after our IPO) and any prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such waiver agreements. Furthermore, there is no guarantee that, even if an entity executes a waiver agreement with us, it will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of a waiver agreement.

Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $10.00 due to claims of such creditors. If we liquidate before the completion of an initial business combination and distribute the proceeds held in the trust account to our public stockholders, Joel J. Horowitz, Lawrence S. Stroll and John D. Idol have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of prospective target businesses or claims of third parties or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such third party or prospective target business or other entity does not execute a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. However, we cannot assure you that they will be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than approximately $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $10.00.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete an initial business combination by December 6, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make provisions as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of our IPO (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all third parties (including any vendors or other entities that we engage after the consummation of our IPO) and any prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As a result, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after December 6, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to expire worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise a warrant, a registration statement under the Securities Act is in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to the shares of common stock is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to have a registration statement in effect covering the shares of common stock issuable upon exercise of the warrants as of the date the warrants become exercisable and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. We will not be required to net cash settle the warrants if we do not maintain a current prospectus. In such event, the warrants held by public stockholders may have no value, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full unit price solely for the shares of common stock included in the units.

An investor will only be able to exercise a warrant if the issuance of common stock upon the exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon an exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the shares of common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the shares of common stock issuable upon exercise of the warrants is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Since we have not yet selected a particular industry or target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Except for the limitation that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions), we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Although we intend to focus our search for target businesses in the branded consumer sector, we may consummate an initial business combination with a company in any industry and are not limited to any particular type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we complete an initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete an initial business combination. Issuance of our capital stock would reduce the equity interest of our stockholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

Our amended and restated certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 13,125,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have made no commitments as of the date of this Annual Report on Form 10-K, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete an initial business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce your equity interest in us;

•	may subordinate the rights of holders of shares of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may, in certain circumstances, have the effect of delaying or preventing a change of control of us; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The value of your investment in us may decline if any of these events occur.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate an initial business combination for any number of reasons including those beyond our control, such as that public stockholders owning 30% or more of the public shares vote against the initial business combination and opt to have us convert their shares for a pro rata share of the trust account even if a majority of our stockholders approve the initial business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect an initial business combination and to be successful thereafter will be totally dependent upon the efforts and time commitments of our management team and key personnel, some of whom may join us following an initial business combination.

Our ability to successfully effect an initial business combination is dependent upon the efforts of Joel J. Horowitz, our chief executive officer and treasurer, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president and secretary. We believe that our success depends on the continued service and time commitments of these individuals, at least until we have consummated an initial business combination. We cannot assure you that these individuals will remain with, or devote sufficient time to, us for the immediate or foreseeable future. In addition, these individuals are engaged in several other business endeavors and none of them is required to commit any specified amount of time to our affairs. If the other business endeavors of these individuals require them to devote substantial amounts of time, it could limit their ability to devote time to our affairs, including the time necessary to identify potential initial business combinations and monitor the related due diligence, and could have a negative impact on our ability to consummate an initial business combination. We cannot assure you that any conflicts of interest that these individuals may have in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence, will be resolved in our favor. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of one or more members of our management team could have a detrimental effect on us.

The role of our management team and key personnel in the target business cannot presently be ascertained. Although some of our management team may remain with the target business in senior management or advisory positions following an initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after an initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following an initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Joel J. Horowitz, our chief executive officer and treasurer, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president and secretary, will be able to remain with the company after the consummation of an initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have fiduciary or other obligations to these other entities which could create conflicts of interest, including in allocating their time and determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including, among others, ‘‘blank check’’ companies, public companies, hedge funds, private equity funds, venture capital funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully consummate an initial business combination.

The founders have waived their right to participate in liquidation distributions with respect to the founders’ common stock and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

The founders have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate an initial business combination. Accordingly, the founders’ common stock and founders’ warrants, as well as the sponsor’s warrants, and the units purchased by our directors in our IPO or by our officers and directors in the aftermarket will be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers who own founders’ common stock, founders’ warrants or sponsor’s warrants (or their affiliates) may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Because our founders purchased the founders’ units at a nominal price, they may have a conflict of interest in determining whether to approve a proposed business combination.

Because our founders purchased the founders’ units at a nominal price, they may be able to make a profit on such units or underlying securities even though a business combination may not be profitable for public stockholders. The personal and financial interests of our founders may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, they may have conflicts of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interests.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently quoted on the American Stock Exchange. In order to continue quotation of our securities, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (usually between $2,000,000 and $4,000,000) and a minimum number of public shareholders (usually 300 shareholders). Additionally, our securities cannot have what is deemed to be a ‘‘low selling price’’ as determined by the Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•	a determination that our common stock is a ‘‘penny stock’’ which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our initial business combination must be with one or more target businesses having an aggregate fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. However, we may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may ultimately operate subsequent to an initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of the sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such initial business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable initial business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against the business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the aggregate amount then on deposit in the trust account. Accordingly, if our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon conversion, or we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of public stockholders exercise their conversion rights than we expect. We have not taken any steps to secure third party financing. Therefore, we may not be able to consummate an initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our initial business combination. This may limit our ability to effectuate the most attractive initial business combination available to us.

We may proceed with an initial business combination even if public stockholders owning 8,624,999 of the public shares exercise their conversion rights.

We may proceed with an initial business combination as long as public stockholders owning less than 30% of the public shares both vote against the business combination and exercise their conversion rights. Accordingly, public stockholders holding up to 8,624,999 public shares may both vote against the business combination and exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing an initial business combination that is otherwise approved by a large majority of our public stockholders. However, this may have the effect of making it easier for us to have an initial business combination approved over a stockholder dissent.

Even if our business combination does not require us to use substantially all of our cash to pay the purchase price, as described above, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following an initial business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

Because of our limited resources and structure, we may not be able to consummate an attractive initial business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of an initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be inclined to enter into a transaction with a publicly held blank check company like us.

We may be unable to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe we will have funds available to us that will be sufficient to allow us to consummate an initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the initial business combination, the depletion of the available net proceeds in search of a target business or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after an initial business combination.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described in the prospectus for our IPO have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants to do so on a ‘‘cashless basis.’’ In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the ‘‘fair market value’’ and (y) the fair market value. The ‘‘fair market value’’ shall mean the average reported last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential ‘‘upside’’ of the holder’s investment in our company.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect an initial business combination.

We issued warrants to purchase 28,750,000 shares of common stock as part of the units sold in our IPO. We also have sold the founders’ warrants as part of the founders’ units to purchase 7,187,500 shares of common stock and sponsor’s warrants to purchase 5,000,000 shares of common stock. Affiliates of our founders have also agreed to purchase 2,500,000 co-investment units, which will include 2,500,000 co-investment warrants to purchase 2,500,000 shares of common stock. To the extent we issue shares of common stock to effect an initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. These warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the initial business combination. Accordingly, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience a substantial dilution of your holdings.

If our founders or purchasers of the sponsor’s warrants or purchasers of the co-investment units exercise their registration rights with respect to their securities, such exercise may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect an initial business combination.

The founders are entitled to demand that we register the resale of the founders’ common stock and founders’ warrants at any time commencing 30 days after consummation of our initial business combination. Additionally, purchasers of the sponsor’s warrants are entitled to demand that we register the resale of the sponsor’s warrants and underlying shares of common stock, and the purchasers of the co-investment units are entitled to demand that we register the resale of the co-investment units and underlying securities, at any time commencing 30 days after we consummate an initial business combination. We will bear the cost of registering these securities. If our founders exercise their registration rights with respect to all of their securities, then there will be an additional 9,687,500 shares of common stock and 14,687,500 warrants (as well as 14,687,500 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into an initial business combination with us or will request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our common stock.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with our officers, directors or founders, conflicts of interest could arise.

We are not restricted from entering into a business combination with an entity that is directly or indirectly affiliated with our officers, directors or founders. Accordingly, members of our management team either currently, or may in the future, have affiliations with companies that we may seek to acquire. Despite our agreement to obtain (i) approval of such a transaction by a majority of our disinterested directors and (ii) an opinion from an independent investment banking firm that is a member of FINRA that a business combination with an affiliated entity is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist. For instance, such individuals would be negotiating a potential business combination on both sides of the transaction and therefore they may not negotiate a purchase price that is most favorable to us. Furthermore, the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. As a result, the terms of the business combination may not be as advantageous to our public stockholders as they would have been absent any conflicts of interest.

If we effect an initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect an initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we have invested the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete an initial business combination with some prospective target businesses.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with

United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTY

We currently maintain our executive offices at 11 West 42nd Street, 21st Floor, New York, New York 10036. The cost for this office is included in the aggregate $10,000 per-month fee that JLJ Partners commenced charging us for office space, utilities and administrative services on December 6, 2007. We believe, based on rents and fees for similar services in the New York metropolitan areas, that the fee charged by JLJ Partners is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols GQN.U, GQN and GQN.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on December 12, 2007, and since the common stock and warrants commenced public trading separately on December 18, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal 2009:
First Quarter*	$9.79	$9.57	$9.24	$9.13	$0.55	$0.47
Fiscal 2008:
Fourth Quarter	$10.49	$9.65	$9.25	$9.10	$1.00	$0.50
Third Quarter	$10.09	$9.71	$9.12	$8.97	$0.95	$0.75

*	Through June 9, 2008.

Holders

As of June 9, 2008, there was one holder of record of our units, six holders of record of our common stock and six holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Stock Price Performance Graph

The following graph compares the cumulative total return for our common stock from December 18, 2007, the date our common stock first became separately tradable, through March 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Amex Composite Index (formerly the Amex Market Value Index). The graph assumes $100 invested on December 18, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.

Comparison of Cumulative Return (December 18, 2007 – March 31, 2008)

Recent Sales of Unregistered Securities and Use of Proceeds

In July 2007, we sold the following units, consisting of one share of common stock and one warrant to purchase one share of common stock, without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Units
JLJ Partners, LLC	7,093,750
Arthur Bargonetti	31,250
John R. Muse	31,250
M. William Benedetto	31,250

Such units were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The units issued to the individuals and entities above were sold at a purchase price of approximately $0.003 per unit.

In October 2007, JLJ Partners transferred 31,250 units to Stephen F. Reitman upon his becoming a director of ours at the same purchase price that it initially paid for such units.

Simultaneously with the consummation of the IPO, we consummated the private sale of 5,000,000 sponsors’ warrants to JLP Partners at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000. Such warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor. The sponsor’s warrants are identical to the warrants underlying the units sold in our IPO except that the warrants will not be transferable or salable by the purchasers (except (i) to an entity’s beneficiaries upon its liquidation,

(ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order or (v) to our officers, directors and persons affiliated with our founders, provided, in each of (i)-(v), that the transferee agrees to be bound by the transfer restrictions) until after we complete an initial business combination, they will be exercisable on a cashless basis and will not be redeemable by us, in each case, so long as such warrants are held by the purchasers or their permitted transferees.

In addition, immediately prior to our consummation of an initial business combination, JLJ Partners and Sportswear Holdings Limited, an affiliate of Mr. Stroll, will purchase an aggregate of 2,500,000 of our units at a price of $10.00 per unit for an aggregate purchase price of $25.0 million. Except as noted below, the co-investment units will be identical to the units sold in our IPO. Each of the purchasers has agreed, except as provided below, not to sell or otherwise transfer any of its co-investment units, co-investment common stock or co-investment warrants (including the common stock to be issued upon exercise of the co-investment warrants) for a period of 180 days from the date of the consummation of our business combination, except (i) to an entity’s beneficiaries upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order or (v) to our officers and directors and persons affiliated with our founders provided, in each of (i)-(v), that transferees receiving such securities agrees to be subject to the same transfer restrictions as the purchasers. These transfer restrictions will terminate if, subsequent to our initial business combination, (i) the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Each of the purchasers of the co-investment units has provided us, and has agreed to provide our audit committee, on a semi-annual basis, with evidence that it has sufficient net liquid assets available to consummate the co-investment. In the event that a purchaser does not consummate all or any portion of its co-investment when required to do so, the other purchaser will have the ability, but not the obligation, to satisfy the defaulting purchaser’s co-investment obligation. If the co-investment obligation is not satisfied in full, JLJ Partners has agreed to sell and we have agreed to purchase its founders’ units for the same purchase price originally paid for them.

Initial Public Offering

On December 12, 2007, we closed our IPO of 28,750,000 units (including 3,750,000 units subject to the underwriters’ over-allotment option) with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.00 per share. The units from the IPO (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. Citigroup Global Markets Inc. acted as the sole bookrunning manager and Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. acted as co-managers of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145684). The Securities and Exchange Commission declared the registration statement effective on December 6, 2007.

We paid a total of $5,750,000 in underwriting discounts and commissions (not including deferred underwriting discounts and commissions of $14,375,000, which have been placed in our trust account and will be released to the underwriters only upon completion of our initial business combination) and $563,111 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) and the private sale of sponsors’ warrants were $286,390,858, of which $286,125,000 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We also have an aggregate of up to $2,875,000 of interest earned on the proceeds in the trust fund that is available to us to fund our working capital requirements, as well as any amounts necessary to pay our tax obligations. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,899,981 in interest through March 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

Income Statement Data:	For the Period July 3, 2007 (inception) through March 31, 2008
Revenue	$—
Loss from operations	(241,809)
Interest income	1,901,202
Net income	895,050
Basic net income per share	.06
Diluted net income per share	.05
Weighted average shares outstanding excluding shares subject to possible conversion – Basic	15,907,629
Weighted average shares outstanding excluding shares subject to possible conversion – Diluted	19,806,901

Balance Sheet Data:	As at March 31, 2008
Working capital	$272,698,123
Cash held in trust account	287,574,981
Total assets	287,984,820
Total liabilities	15,286,697
Value at initial public offering of common stock which may be redeemed for cash ($9.95 per share)	85,837,490
Stockholders’ Equity	186,860,633

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

For the period from July 3, 2007 (inception) to March 31, 2008, we had a net income of $895,050 consisting of $1,901,202 of interest income offset by $241,809 of general, selling and administrative expenses and $764,343 of provision for income taxes.

Financial Condition and Liquidity

We consummated our initial public offering of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, on December 12, 2007. Gross proceeds from our initial public offering were $287,500,000. We paid a total of $5,750,000 in underwriting discounts and commissions (not including deferred underwriting discounts and commissions of $14,375,000, which have been placed in our trust account and will be released to the underwriters only upon completion of our initial business combination) and $563,111 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $5,000,000 from the private sale of sponsor’s warrants to JLJ Partners, LLC, from the offering were $286,390,858, of which $286,125,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Based on his evaluation as of March 31, 2008, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended March 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Joel J. Horowitz	57	Chief Executive Officer, Treasurer and Director
Lawrence S. Stroll	48	Chairman of the Board
John D. Idol	49	President, Secretary and Director
Arthur Bargonetti	74	Director
John R. Muse	57	Director
M. William Benedetto	67	Director
Stephen F. Reitman	60	Director

Joel J. Horowitz has served as our chief executive officer, treasurer and a member of our board of directors since our inception. Mr. Horowitz was a member of Tommy Hilfiger Corporation’s board of directors from 1992 through October 2005 and rejoined the board in May 2006 following that company’s acquisition by Apax Partners. Mr. Horowitz continues to serve on the board of Tommy Hilfiger. From 1989 to 1994, Mr. Horowitz served as president and chief operating officer of Tommy Hilfiger. From 1994 to August 2003, he was the president and chief executive officer of Tommy Hilfiger. He then served as chairman of Tommy Hilfiger from August 2003 to October 2005. The Tommy Hilfiger group designs, sources and markets men’s and women’s sportswear, jeanswear and childrenswear under the Tommy Hilfiger and Karl Lagerfeld trademarks. In 1989, Mr. Horowitz, along with Mr. Stroll, Silas Chou and Tommy Hilfiger, acquired the Tommy Hilfiger business from Murjani International, Ltd., an apparel manufacturer. Mr. Horowitz joined Murjani International in 1982 as senior vice president and was president of new product development from 1984 to 1986, during which time he was instrumental in developing and launching the Tommy Hilfiger business. Mr. Horowitz also served as president of Murjani International from 1986 to 1989.

Lawrence S. Stroll has been our chairman of the board since our inception. Mr. Stroll has been the co-chairman of the board of Michael Kors Corporation, one of the preeminent designers for luxury sportswear, since January 2003. Mr. Stroll acquired a majority stake in Michael Kors Corporation in January 2003 through Sportswear Holdings Limited, a firm he co-founded in 1989. Sportswear Holdings Limited was formed to acquire the Tommy Hilfiger business with Mr. Hilfiger, Joel Horowitz and Silas Chou. Sportswear Holdings is beneficially owned 50% by Mr. Stroll and his affiliates and 50% by Mr. Chou and his affiliates. He served on the board of directors of Tommy Hilfiger Corporation from 1992 to July 2002, and was its co-chairman from 1998 to July 2002. In 2000, Sportswear Holdings acquired the London-based Asprey and Garrard luxury businesses. Mr. Stroll served as co-chairman of Asprey and Garrard until its subsequent sale in 2006. Sportswear Holdings also acquired Pepe Jeans London Corporation in 1991, of which Mr. Stroll was group chief executive officer from 1993 through 1998. Pepe Jeans, in addition to its own jeanswear businesses, held the license in Europe for Tommy Hilfiger jeans and women’s wear. Mr. Stroll also currently serves as co-chairman of Hackett Ltd., a classic British men’s clothing and accessories lifestyle brand based in London. Mr. Stroll began his career over 25 years ago when he acquired the Pierre Cardin children’s wear license for Canada. Shortly thereafter, he acquired the license for Polo Ralph Lauren children’s wear in Canada and launched Polo Ralph Lauren men’s, women’s and children’s apparel throughout Europe under the company Poloco S.A., of which Mr. Stroll was the founder, owner and operator.

John D. Idol has been our president, secretary and a member of our board of directors since our inception. In January 2003, Mr. Idol joined Mr. Kors, Lawrence Stroll and Silas Chou in acquiring the Michael Kors business. Mr. Idol has served as the chief executive officer of Michael Kors Corporation since January 2003. From July 2001 until July 2003 when it was sold to the Jones Apparel Group, Mr. Idol served as chief executive officer of Kasper A.S.L., Ltd., a women’s branded apparel company whose lines included the Anne Klein brands, to lead the company through its Chapter 11 restructuring. From July 1997 to July 2001, Mr. Idol served as chief executive officer of Donna Karan International Inc., which designs, markets and distributes collections of women’s and men’s apparel and sportswear, accessories and shoes under the Donna Karan New York and DKNY brand names. In 2001, Mr. Idol and a special committee of Donna Karan International negotiated the sale of Donna Karan International to Louis Vuitton Moet Hennessey. From 1984 to 1990, Mr. Idol served as vice president, and from 1990 to 1994, Mr. Idol served as president, of the Ralph Lauren home collection. From 1994 to 1997, he served as Ralph Lauren’s group president and chief operating officer – product licensing, home collection and men’s collection. Mr. Idol began his career in 1980 at J.P. Stevens, a major U.S. textile manufacturer.

Arthur Bargonetti has served as a member of our board of directors since our inception. Since January 2008, Mr. Bargonetti has been chief operating officer for Elie Tahari, which designs, markets and distributes women’s and men’s sportswear. From July 2005 to December 2007, Mr. Bargonetti served as the Chief Operating Officer of the Signature Apparel Group, a company which designs, markets and distributes several branded lines, including Rocawear Juniors and Levi Loungewear. From 1998 to 2004, Mr. Bargonetti served as President of Operations for Tommy Hilfiger USA, Inc. where he was responsible for the control, coordination and execution of all operational activities including the integration of several acquired licensees. From 1994 to 1998, Mr. Bargonetti served as Chief Operating Officer of Pepe Jeans USA, Inc. From 1983 to 1994, Mr. Bargonetti served as the Executive Vice President and Chief Operating Officer of Bidermann Industries Corporation, a branded apparel company whose lines included, among others, Calvin Klein Sportswear, Ralph Lauren Womenswear, Yves St. Laurent Clothing, Arrow Shirts and Gold Toe Hosiery. From 1974 to 1983, Mr. Bargonetti served as the Executive Vice President of Territory Financial Corporation, a factoring company which specialized in apparel. Mr. Bargonetti started his career as a credit executive with a General Electric distributor.

John R. Muse has served as a member of our board of directors since our inception. Mr. Muse co-founded HM Capital Partners LLC (formerly Hicks, Muse, Tate & Furst, Incorporated), a private equity firm. Since 2005, Mr. Muse has served as chairman of the board of HM Capital Partners. Mr. Muse has been involved in HM Capital Partners’ investment activities in the food and beverage, energy and media sectors since its inception. In 1998, Mr. Muse moved to London to extend HM Capital Partners’ investment activities into Europe. Mr. Muse serves on the board of directors of a number of portfolio companies of HM Capital. He also serves as a director of Dean Foods Company, a NYSE listed dairy company, as well as the Anderson School of Business at UCLA.

M. William Benedetto has served as a member of our board of directors since our inception. Mr. Benedetto is a co-founder and chairman of The Benedetto Gartland Group, a boutique investment bank founded in 1988 that specializes in raising equity capital for private equity firms and providing other investment banking services. From 1983 to 1988, Mr. Benedetto served as executive vice president, director and manager of Dean Witter Reynolds, Inc.’s Investment Banking Division. As senior officer in charge of that firm’s national corporate and public finance departments, he oversaw all investment banking advisory services as well as investment products for the firm’s retail and institutional distribution systems. From 1980 to 1983, Mr. Benedetto served as head of corporate finance for Warburg, Paribas Becker. From 1978 to 1980, Mr. Benedetto served as head of Blyth Eastman Dillon’s Chicago office. Mr. Benedetto was lead director of Donna Karan International from 1996 to 2001 and chaired its audit and compensation committees. Mr. Benedetto is also a member of the board of directors of Georgetown University, is chairman of its board of regents, is a director of FidelisCare, a healthcare insurance company, and is a former chairman of the Securities Industry Association’s corporate finance committee. He is co-author of Initial Public Offerings: A Strategic Planner for Raising Equity Capital (Probus Publishing, Chicago, IL).

Stephen F. Reitman has served as a member of our board of directors since October 2007. Since 1984, Mr. Reitman has served as a director, executive vice president and chief operating officer of Reitmans (Canada) Limited, Canada’s largest speciality ladies’ wear retailer, which is publicly traded on the Toronto Stock Exchange. From 1971 to 1984, Mr. Reitman held various management positions with Reitmans. Mr. Reitman also currently serves on the board of directors of Celio International

S.A., a privately-held European apparel retailer. Mr. Reitman received an M.B.A. from the Wharton School of the University of Pennsylvania in 1971.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In December 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well any subsidiaries we may have in the future. Requests for copies of our code of ethics should be sent in writing to Global Brands Acquisition Corp., 11 West 42nd Street, 21st Floor, New York, New York 10036.

Corporate Governance

Nominating Committee

Effective December 2007, we established a nominating committee of the board of directors, which consists of M. William Benedetto, as chairman, and Arthur Bargonetti, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders and others.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Effective December 2007, we established an audit committee of the board of directors, which consists of Arthur Bargonetti, as chairman, M. William Benedetto and John R. Muse, each of whom has been determined to be ‘‘independent’’ as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance with the terms of our IPO and, if any noncompliance is identified, taking all action necessary to rectify the noncompliance or otherwise cause compliance with the terms of our IPO;

•	reviewing and approving all reimbursements and payments made to any of our founders or members of our management team or our or their respective affiliates, other than the payment of an aggregate of $10,000 per month to JLJ Partners for office space, secretarial and administrative services. Any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval; and

•	reviewing and approving any related party transactions we may enter into. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Financial Experts on Audit Committee

The audit committee is, and will at all times be, composed exclusively of ‘‘independent directors’’ who are ‘‘financially literate’’ as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define ‘‘financially literate’’ as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting,

requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that each of Arthur Bargonetti and M. William Benedetto satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an ‘‘audit committee financial expert,’’ as defined under rules and regulations of the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on December 6, 2007 and through the acquisition of a target business or our liquidation, JLJ Partners, an affiliate of Messrs. Horowitz, Stroll and Idol, is making available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay JLJ Partners an aggregate of $10,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Horowitz, Stroll or Idol compensation in lieu of a salary. Other than such payments, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our founders, officers, directors or any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Compensation Discussion and Analysis

Overall, following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in our industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation will have three primary components – salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the industry we operate in following our initial business combination through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary.    Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses.    We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards.    We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 11, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
JLJ Partners, LLC(2)	7,062,500	(3)	19.7%
HBK Investments L.P.	2,206,200	(4)	6.1%
Fortress Investment Group LLC	2,200,000	(5)	6.1%
QVT Financial LP	2,196,617	(6)	6.1%
Millenco LLC	2,182,300	(7)	6.1%
Weiss Multi-Strategy Advisers LLC	2,000,000	(8)	5.6%
Andrew M. Weiss, Ph.D.	1,838,800	(9)	5.1%
Lawrence S. Stroll	0	(10)	*
Joel J. Horowitz	0	(10)	*
John D. Idol	0	(10)	*
Arthur Bargonetti	31,250	(11)	*
John R. Muse	281,250	(12)	*
M. William Benedetto	31,250	(11)	*
Stephen F. Reitman	31,250	(11)	*
All directors and executive officers as a group (seven individuals)	7,437,500	(13)	20.7%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals or entities is 11 West 42nd Street, 21st Floor, New York, New York 10036.
(2)	Lawrence S. Stroll, Joel J. Horowitz and John D. Idol share voting and dispositive power over the shares held by JLJ Partners.
(3)	Does not include (i) 7,062,500 shares of common stock issuable upon exercise of founders’ warrants and (ii) 5,000,000 shares of common stock issuable upon exercise of sponsors’ warrants, all of which are not exercisable and will not become exercisable within 60 days.
(4)	HBK Investments L.P. (‘‘Investments’’), HBK Services LLC (‘‘Services’’), HBK Partners II L.P. (‘‘Partners’’), HBK Management LLC (‘‘Management’’) and HBK Master Fund L.P. (‘‘Master Fund’’) have shared power to vote and dispose of the shares of common stock. Investments has delegated discretion to vote and dispose of the Securities to Services. Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP, and/or HBK Hong Kong Ltd. (collectively, the ‘‘Subadvisors’’). Each of Services and the Subadvisors is under common control with Investments. The business address for each of Investments, Services, Partners and Management is 300 Crescent Court, Suite 700, Dallas, Texas 75201 and the

business address for Master Fund is c/o HBK Services LLC at the same address. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 18, 2008.
(5)	Represents (i) 1,350,000 shares of common stock held by Drawbridge DSO Securities LLC (‘‘DSO’’), (ii) 150,000 shares of common stock held by Drawbridge OSO Securities LLC (‘‘OSO’’) and (iii) 700,000 shares of common stock held by Drawbridge Global Macro Master Fund Ltd. (‘‘Macro Master’’). Fortress Investment Group LLC may be deemed the beneficial owner of the shares of common stock held by each of DSO, OSO and Macro Master. The business address for each entity is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, NY 10105, Attention: Michael Cohn. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, as amended.
(6)	QVT Financial LP (‘‘QVT Financial’’) beneficially owns an aggregate amount of 2,196,617 shares of common stock. This amount does not include warrants that are not exercisable and will not become exercisable within 60 days. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the shares of common stock reported by QVT Financial. QVT Associates GP LLC, as general partner of certain entities for which QVT Financial serves as investment manager, may be deemed to beneficially own 2,013,038 of such 2,196,617 shares of common stock. The business address for each entity is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 9, 2008, as amended.
(7)	Does not include (i) 2,182,300 shares of common stock issuable upon the exercise of warrants included as part of units owned by Millenco LLC (‘‘Millenco’’) and (ii) 1,100,000 shares of common stock issuable upon the exercise of warrants owned separately by Millenco, all of which are not exercisable and will not become exercisable within 60 days. Millennium Management LLC (‘‘Millennium Management’’) is the manager of Millenco, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millennium Management. The business address for each entity is 666 Fifth Avenue, New York, New York 10103 and the business address for Mr. Englander is c/o Millenium Management LLC at the same address. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on December 26, 2007.
(8)	Weiss Multi-Strategy Advisers LLC (‘‘WMS’’), George Weiss and Frederick E. Doucette III have shared power to vote and dispose of the 2,000,000 shares of common stock. The business address for WMS is One State Street, 20th Floor, Hartford, CT 06103, and the business address for each of Messrs. Weiss and Doucette is c/o Weiss Multi-Strategy Advisers LLC at the same address. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on December 12, 2007.
(9)	Represents (i) 1,169,036 shares of common stock beneficially owned by Weiss Asset Management, LLC and (ii) 669,764 shares of common stock beneficially owned by Weiss Capital, LLC. Mr. Weiss is managing member of both Weiss Asset Management, LLC and Weiss Capital, LLC. The business address for each entity and for Mr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on April 25, 2008.
(10)	Does not include the shares held by JLJ Partners, of which each individual is approximately a 1/3 beneficial owner, either directly or through entities of which they or their family members are owners and beneficiaries.

(11)	Does not include 31,250 shares of common stock issuable upon exercise of founders’ warrants which are not exercisable and will not become exercisable within 60 days.
(12)	Represents (i) 91,250 shares of common stock held by Mr. Muse, (ii) 150,000 shares of common stock held by Muse Family Enterprises, Ltd., a family partnership benefiting Mr. Muse’s children, (iii) 30,000 shares of common stock held by Muse Children’s GS Trust, a trust established for the benefit of Mr. Muse’s children, and (iv) 10,000 shares of common stock held by The Muse Educational Foundation of which Mr. Muse is President. Does not include (i) 91,250 shares of common stock issuable upon exercise of founders’ warrants and public warrants held by Mr. Muse, (ii) 150,000 shares of common stock issuable upon exercise of public warrants held by Muse Family Enterprises, Ltd., (iii) 30,000 shares of common stock issuable upon exercise of public warrants held by Muse Children’s GS Trust and (iv) 10,000 shares of common stock issuable upon exercise of public warrants held by The Muse Educational Foundation, none of which are exercisable or will become exercisable within 60 days.
(13)	Does not include (i) 7,437,500 shares of common stock issuable upon exercise of founders’ warrants, (ii) 250,000 shares of common stock issuable upon the exercise of public warrants and (iii) 5,000,000 shares of common stock issuable upon exercise of sponsors’ warrants, all of which are not exercisable and will not become exercisable within 60 days.

All of the founders’ units have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. The founders’ shares will be released from escrow 180 days after the consummation of our initial business combination and the founder’s warrants will be released when they become exercisable. The founders’ common stock may be released from escrow earlier than as described above if subsequent to our initial business combination:

•	the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after our initial business combination; or

•	we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our securityholders having the right to exchange their securities for cash, securities or other property, in which case, the founders’ warrants will also be released from escrow but only to the extent necessary to participate in such exchange.

During the escrow period, the holders of these securities will not be able to sell or transfer their securities except (i) to an entity’s beneficiaries upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) to our officers and directors and persons affiliated with our founders or (vi) by private sales with respect to up to one third of the founders’ units held by them made at or prior to the consummation of an initial business combination at prices no greater than the price at which the units were originally purchased (approximately $0.003 per unit), in each of (i)-(vi) provided the transferee agrees in writing to be bound to the transfer restrictions and to the terms of the escrow agreement, to vote in accordance with the majority of the shares of common stock voted by our public stockholders in connection with our initial business combination and to waive any rights to participate in any liquidation distribution if we fail to consummate an initial business combination and to resell the founders’ units to us if the coinvestment is not made. The founders and their permitted transferees will retain all other rights as our stockholders with respect to the founders’ common stock, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared, but excluding conversion rights. If dividends are declared and payable in units, such dividends will also be placed in escrow and will be subject to the transfer restrictions and the terms of the escrow agreement, and the underlying shares will be subject to the requirement to vote in accordance with the majority of the shares of common stock voted by our public stockholders in connection with our initial business combination and the waiver of any rights to participate in any liquidation distribution if we fail to consummate an initial business combination. If we are unable to effect an initial business combination and liquidate, none of our founders (or any transferees) will receive any portion of the liquidation proceeds with respect to the founders’ common stock.

In addition, in connection with the vote required for our initial business combination, the founders have agreed (and any permitted transferees will agree) to vote the founders’ common stock in accordance with the majority of the shares of common stock voted by the public stockholders. The founders have also agreed to vote any shares acquired by them in or after our IPO in favor of our initial business combination.

JLJ Partners, Joel J. Horowitz, Lawrence S. Stroll and John D. Idol are our ‘‘promoters’’ as that term is defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 3, 2007, we issued 7,187,500 units, representing 7,187,500 shares of our common stock and 7,187,500 warrants included in the founders’ units to the entity and individuals set forth below for an aggregate of $25,000 in cash, at a purchase price of approximately $0.003 per unit, as follows:

Name	Number of Shares	Number of Warrants	Relationship to Us
JLJ Partners, LLC	7,093,750	7,093,750	Stockholder
Arthur Bargonetti	31,250	31,250	Director
John R. Muse	31,250	31,250	Director
M. William Benedetto	31,250	31,250	Director

In October 2007, JLJ Partners transferred 31,250 units to Stephen F. Reitman upon his becoming a director of ours at the same purchase price that it initially paid for such units.

The holders of the majority of the shares of founders’ common stock and founders’ warrants, respectively, will be entitled to demand that we register these securities pursuant to an agreement signed on the date of our IPO. The holders of the majority of the founders’ common stock and founders’ warrants may elect to exercise these registration rights at any time commencing 30 days after the consummation of our initial business combination. In addition, these stockholders have certain ‘‘piggyback’’ registration rights with respect to registration statements filed subsequent to the date on which these shares are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

JLJ Partners purchased the 5,000,000 sponsor’s warrants (for a total purchase price of $5,000,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our IPO. The sponsor’s warrants will be identical to the warrants underlying the units offered in our IPO except that the warrants will not be transferable or salable by the purchasers (except (i) to an entity’s beneficiaries upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order or (v) to our officers, directors and persons affiliated with our founders, provided, in each of (i)-(v), that the transferee agrees to be bound by the transfer restrictions) until after we complete an initial business combination, they will be exercisable on a cashless basis and will not be redeemable by us, in each case, so long as such warrants are held by the purchasers or their permitted transferees. The holders of the majority of these sponsor’s warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time commencing 30 days after we consummate our initial business combination. In addition, these holders will have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, immediately prior to our consummation of an initial business combination, JLJ Partners and Sportswear Holdings Limited, an affiliate of Mr. Stroll, will purchase an aggregate of

2,500,000 of our units at a price of $10.00 per unit for an aggregate purchase price of $25.0 million. Except as noted below, the co-investment units will be identical to the units sold in our IPO. Pursuant to the registration rights agreement, the holders of the co-investment units (and underlying securities) will be entitled to certain registration rights commencing 30 days after the consummation of our business combination. Each of the purchasers has agreed, except as provided below, not to sell or otherwise transfer any of its co-investment units, co-investment common stock or co-investment warrants (including the common stock to be issued upon exercise of the co-investment warrants) for a period of 180 days from the date of the consummation of our business combination, except (i) to an entity’s beneficiaries upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order or (v) to our officers and directors and persons affiliated with our founders provided, in each of (i)-(v), that transferees receiving such securities agrees to be subject to the same transfer restrictions as the purchasers. These transfer restrictions will terminate if, subsequent to our initial business combination, (i) the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Each of the purchasers of the co-investment units has provided us, and has agreed to provide our audit committee, on a semi-annual basis, with evidence that it has sufficient net liquid assets available to consummate the co-investment. In the event that a purchaser does not consummate all or any portion of its co-investment when required to do so, the other purchaser will have the ability, but not the obligation, to satisfy the defaulting purchaser’s co-investment obligation. If the co-investment obligation is not satisfied in full, JLJ Partners has agreed to sell and we have agreed to purchase its founders’ units for the same purchase price originally paid for them.

Commencing on December 6, 2007 and through the acquisition of a target business or our liquidation, JLJ Partners, an affiliate of Messrs. Horowitz, Stroll and Idol, is making available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay JLJ Partners an aggregate of $10,000 per month for these services. Each of Messrs. Horowitz, Stroll and Idol is approximately a 1/3 beneficial owner, either directly or through entities of which they or their family members are owners and beneficiaries, of JLJ Partners. As a result, each will benefit from the transaction to the extent of his interest in JLJ Partners. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Stroll, Horowitz or Idol compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by JLJ Partners is at least as favorable as we could have obtained from an unaffiliated person.

Prior to our IPO, JLJ Partners loaned to us an aggregate of $100,000 to cover expenses related to the offering. The loan was repaid without interest following the consummation of our IPO.

We will reimburse our management team, founders and our or their respective affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred. Our audit committee will review and approve all reimbursements and payments made to any founder or member of our management team and our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Other than the $10,000 per-month administrative fee and reimbursable out-of-pocket expenses payable to our management team, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our founders, officers or directors or our or their respective affiliates, prior to or with respect to the initial business combination (regardless of the type of transaction that is its).

All ongoing and future transactions between us and any of our founders or members of our management team or our directors, or our or their respective affiliates, including loans by members of our management team, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by our audit committee who had access, at our expense, to our attorneys or independent legal counsel. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries is a participant and (iii) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, or officer.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Ernst & Young acts as our independent registered public accounting firm. The following is a summary of fees paid to Ernst & Young for services rendered.

Audit Fees

During the fiscal year ended March 31, 2008, audit fees for our independent registered public accounting firm were $65,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended March 31, 2008.

Tax Fees

During the fiscal year ended March 31, 2008, our independent registered public accounting firm did not render any for tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

During the fiscal year ended March 31, 2008, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until December 2007, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were reviewed and ratified. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	By-laws.(1)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.1	Letter Agreement between the Registrant and Joel J. Horowitz.(1)
10.2	Letter Agreement between the Registrant and Lawrence S. Stroll.(1)
10.3	Letter Agreement between the Registrant and John D Idol.(1)
10.4	Letter Agreement between the Registrant and Arthur Bargonetti.(1)
10.5	Letter Agreement between the Registrant and John R. Muse.(1)
10.6	Letter Agreement between the Registrant and M. William Benedetto.(1)
10.7	Letter Agreement between the Registrant and Stephen F. Reitman.(1)
10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.9	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.10	Form of Administrative Services Agreement between the Registrant and JLJ Partners, LLC.(1)
10.11	Form of Promissory Note issued to JLJ Partners, LLC.(1)
10.12	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.13	Sponsor’s Warrant Subscription Agreement among the Registrant, Graubard Miller and JLJ Partners, LLC.(1)
10.14	Co-Investment Subscription Agreement among the Registrant and JLJ Partners, LLC.(1)

Exhibit No.	Description
10.15	Co-Investment Subscription Agreement among the Registrant and Sportswear Holdings Limited.(1)
10.16	Form of letter agreement of the interest owners of JLJ Partners, LLC.(1)
14	Code of Ethics.(1)
31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Nominating Committee Charter.(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-145684).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June 2008.

GLOBAL BRANDS ACQUISITION CORP.
By:	/s/ Joel J. Horowitz
Joel J. Horowitz Chief Executive Officer and Treasurer (Principal Executive and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Global Brands Acquisition Corp. hereby constitute and appoint Joel J. Horowitz, Lawrence S. Stroll and John D. Idol, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joel J. Horowitz	Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	June 12, 2008

Joel J. Horowitz

/s/ Lawrence S. Stroll	Chairman of the Board	June 12, 2008

Lawrence S. Stroll

/s/ John D. Idol	President, Secretary and Director	June 12, 2008

John D. Idol

/s/ Arthur Bargonetti	Director	June 12, 2008

Arthur Bargonetti

/s/ John R. Muse	Director	June 12, 2008

John R. Muse

/s/ M. William Benedetto	Director	June 12, 2008

M. William Benedetto

/s/ Stephen F. Reitman	Director	June 12, 2008

Stephen F. Reitman

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Global Brands Acquisition Corp.

We have audited the accompanying balance sheet of Global Brands Acquisition Corp. (a development stage enterprise) as of March 31, 2008, and the related statements of income, shareholders’ equity, and cash flows for the period from July 3, 2007 (inception) through March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Brands Acquisition Corp. at March 31, 2008, and the results of its operations and its cash flows for the period from July 3, 2007 (inception) through March 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young

New York, NY
May 21, 2008

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Balance Sheet

March 31, 2008
Assets
Current assets: Cash	$219,001
Cash held in trust fund	287,574,981
Prepaid expense	97,300
Total current assets	287,891,282
Deferred tax asset	93,538
Total assets	$287,984,820
Liabilities and stockholders’ equity
Current liabilities:
Accrued accounting fees payable	$20,000
Income tax payable	857,881
Accrued filing fees payable	14,375,000
Accrued payable, stockholders	33,816
Total current liabilities	$15,286,697
Common stock, subject to possible conversion, 8,624,999 shares at conversion value at initial public offering	85,837,490
Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 35,937,500 (less 8,624,999 shares subject to possible conversion) shares issued and outstanding	2,732
Additional paid-in capital	185,962,851
Earnings accumulated during the development stage	895,050
Total stockholders’ equity	186,860,633
Total liabilities and stockholders’ equity	$287,984,820

The accompanying notes are an integral part of these financial statements.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Statements of Operations
For the Period July 3, 2007 (inception) to March 31, 2008

For the period July 3, 2007 (inception) to March 31, 2008
Formation and operating costs	$176,809
Accounting fees	65,000
Operating loss	(241,809)
Interest income	1,901,202
Income before income taxes	1,659,393
Provision for income taxes	764,343
Net income	$895,050
Weighted average number of common shares outstanding
Basic	15,907,629
Diluted	19,806,901
Net income per common share
Basic	$.06
Diluted	$.05

The accompanying notes are an integral part of these financial statements.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Statement of Stockholders’ Equity
For the Period July 3, 2007 (inception) to March 31, 2008

	Common Stock		Additional paid-in capital	Earnings accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Common shares issued at inception	7,187,500	$719	$24,281	$—	$25,000
Sale of 28,750,000 units, net of underwriters’ discount and offering expenses (includes 8,624,999 shares subject to possible conversion)	28,750,000	2,875	266,775,198	—	266,778,073
Proceeds subject to possible conversion of 8,624,999 shares		(862)	(85,836,628)	—	(85,837,490)
Proceeds from issuance of founders’ warrants		—	5,000,000	—	5,000,000
Net income		—	—	895,050	895,050
Balances, at March 31, 2008	35,937,500	$2,732	$185,962,851	$895,050	$186,860,633

The accompanying notes are an integral part of these financial statements.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Statements of Cash Flows
For the Period July 3, 2007 (inception) to March 31, 2008

For the period July 3, 2007 (inception) to March 31, 2008
Cash flows from operating activities
Net income	$895,050
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expense	(97,300)
Deferred tax asset	(93,538)
Accrued expenses	20,000
Accrued payable, stockholders	33,816
Income tax payable	857,881
Net cash provided by operating activities	1,615,909
Cash flows from investing activities
Cash held in trust fund	(287,574,981)
Cash flows from financing activities
Gross proceeds from initial public offering	287,500,000
Proceeds from issuance of common stock	25,000
Proceeds from issuance of founders’ warrants	5,000,000
Payment of offering costs	(6,346,927)
Net cash provided by financing activities	286,178,073
Net increase in cash	219,001
Cash, beginning of period	—
Cash, end of period	$219,001

The accompanying notes are an integral part of these financial statements.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Notes to Financial Statements

A.    Description of Organization and Business Operations

Global Brands Acquisition Corp. (a corporation in the development stage) (the Company) was incorporated in Delaware on July 3, 2007. The Company was formed to acquire an operating business or asset or several operating businesses or assets (a Business Combination) through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity through March 31, 2008 relates to the formation of the Company and its initial public offering described below in Note E. The Company has neither engaged in any operations nor generated revenue to date and will not until completion of its business combination. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected March 31st as its fiscal year end.

The registration statement for the Company’s initial public offering of Units (as defined in Note E below) (Offering) was declared effective December 6, 2007. The Company consummated the Offering on December 12, 2007 and received net proceeds of $281.2 million (see Note E). An amount of $286.1 million of the net proceeds from the Offering, including $14.4 million of deferred underwriting discounts and commissions and the $5.0 million of proceeds relating to the private placement of the sponsor’s warrants (see Note F), was placed in a trust account (Trust Account) and invested in JPMorgan 100% U.S. Treasury Securities Money Market Fund, a money market fund meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The funds in the Trust Account must be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) the liquidation of the Company as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective target businesses and continuing general and administrative expenses.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares of common stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. If the Company’s initial Business Combination is approved and completed, public stockholders voting against the initial Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, before payment of deferred underwriting discounts and commissions and including interest earned on their pro rata portion of the trust account, net of interest income on the Trust Account balance previously released to the Company to pay its tax obligations and net of interest income of up to $2.9 million on the Trust Account balance previously released to the Company to fund its working capital requirements.

However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering (Initial Stockholders), including all of the officers and directors of the Company have agreed to vote all of the shares of common stock held by them prior to the Offering in accordance with the vote of the majority in interest of all other stockholders of the

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Notes to Financial Statements

Company. They have also agreed to vote any shares acquired by them in the Offering or in the aftermarket in favor of the Business Combination.

In the event that the Company does not consummate a Business Combination by December 6, 2009, the corporate existence of the Company will cease except for purposes of winding up and liquidating. The amounts held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Initial Stockholders to the extent of their stock holdings prior to the Offering.

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

Cash Held in Trust Fund

Cash held in trust consists of investments in government securities having a maturity of 180 days or less and are classified as current in the Company’s balance sheet.

Deferred Offering Costs

Deferred offering costs of $14.4 million consist of underwriting fees that are payable upon the Company’s consummation of a Business Combination. This amount has been recorded as a reduction of additional paid in capital.

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

Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. In accordance with FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’), the Company recognizes tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities. If the recognition threshold is met, the Company measures the tax benefit at the largest amount that is greater than 50 percent likely to be realized. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.

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

C.    Common Stock, Subject to Possible Conversion

The Company is required to convert to cash up to 8,624,999 of the shares of common stock sold in the Offering should those shareholders vote against an initial Business Combination and convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account. An amount of $85.8 million has been classified as common stock, subject to possible conversion representing the initial per-share conversion price.

D.    Stockholders’ Equity

The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 35,937,500 (including 8,624,999 shares subject to possible conversion) are outstanding as of March 31, 2008. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

E.    Initial Public Offering

On December 12, 2007, the Company sold 28,750,000 units (Units) to the public at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (Warrant). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of (i) December 6, 2008 or (ii) the completion of a Business Combination with a target business, and will expire December 5, 2012, unless earlier redeemed. The Warrants will be redeemable, in whole and not in part, at a price of $0.01 per Warrant upon 30 days prior written notice of redemption, only in the event that the last sales price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is sent to the holders of Warrants. The Warrants may not be redeemed unless an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants is available throughout the redemption period.

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

F.    Related Party Transactions

The Initial Stockholders purchased an aggregate of 7,187,500 of the Company’s founders’ units for an aggregate price of $25,000 in a private placement. Each of the Initial Stockholders has agreed to vote its founders’ common stock in the same manner as holders of a majority of the shares of the Company’s common stock voted by the public stockholders at the special or annual meeting called for the purpose of approving the Company’s initial Business Combination. As a result, none of the founders will be able to exercise conversion rights with respect to the founders’ common stock. In addition, the Initial Stockholders have agreed to waive their rights to participate in any liquidation distribution with respect to the founders’ common stock if the Company fails to consummate an initial Business Combination. All of the founders’ units have been placed in escrow, and subject to limited exceptions, the founders’ common stock will be held in escrow until 180 days after the consummation of the Company’s initial Business Combination and the founders’ warrants will remain in escrow until they become exercisable. The founders’ common stock will be released from escrow earlier than as described above if, subsequent to an initial Business Combination, (i) the last sales price of the Company’s common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after an initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its security holders having the right to exchange their for cash, securities or other property; provided further that the founders’ warrants will be released from escrow in connection with (ii) but only to the extent necessary to participate in such exchange.

In addition, JLJ Partners, LLC (JLJ Partners) purchased an aggregate of 5,000,000 warrants from the Company at a price of $1.00 per Warrant ($5.0 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Offering. The $5.0 million was placed in the Trust Account until a successful completion of an initial Business Combination. If the Company does not complete an initial Business Combination, the $5.0 million will be part of the liquidating distribution to the public stockholders, and the sponsor’s warrants will expire worthless. The sponsor’s warrants will not be transferable or salable by JLJ Partners (subject to limited exceptions) until after the Company completes an initial Business Combination, and will be exercisable on a cashless basis and will be non-redeemable by the Company, in each case, so long as they are held by JLJ Partners or its permitted transferees. In addition, commencing 30 days after the consummation of the initial business combination, the sponsor’s warrants and the underlying shares of common stock are entitled to registration rights under an agreement to be signed on or before the date of the prospectus. With the exception of the terms noted above, the sponsor’s warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the initial public offering. The Company believes the purchase price of these Warrants approximates the fair value of such Warrants.

In addition, JLJ Partners and Sportswear Holdings Limited, an affiliate of the Company’s chairman of the board, have agreed to purchase 2,500,000 Units at a price of $10 per Unit (an aggregate price of $25.0 million) from the Company in a private placement that may occur contingent upon the Company’s consummation of a Business Combination. These private placement units will be identical to the Units sold in the Offering, except that, subject to certain exceptions, these Units and underlying securities will not be sold, assigned or transferred for a period of 180 days from the date of the consummation of the Business Combination.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Notes to Financial Statements

The Company issued a $100,000 unsecured promissory note to JLJ Partners. The loan evidenced thereby was non-interest bearing, unsecured and was due upon the earlier of (1) August 8, 2008 or (2) the consummation of the Offering. This loan was repaid out of working capital in January 2008.

The Company presently occupies office space provided by JLJ Partners. JLJ Partners has agreed that, until the consummation of a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay JLJ Partners $10,000 per month for such services.

G.    Income Taxes

The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period ended March 31, 2008 are as follows:

Current:
Federal	$537,514
State & Local	320,367
Current provision for income taxes	$857,881
Deferred:
Federal	$(70,748)
State & Local	(22,790)
Current benefit for income taxes	$(93,538)
Total provision for income taxes	$764,343

The Company’s effective tax rate of 46.06% differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes and amortization of organizational costs.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate:

U.S. Federal Statutory Rate	34.00%
Increase (decrease) resulting from:
State and Local Income Taxes, net of Federal Benefits	12.74%
Others	(0.68%)
Effective Tax Rate	46.06%

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