Form 10-Q
period 2008-06-30
Global Brands Acquisition Corp.
filed 2008-08-14
CIK 1409383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act
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
Yes ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     As of August 14, 2008, 35,937,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Page
Part I. Financial Information:

Item 1 — Financial Statements:

Condensed Balance Sheets at June 30, 2008 (Unaudited) and March 31, 2008	3

Condensed Statements of Operations for the period from April 1, 2008 to June 30, 2008 and the period from July 3, 2007 (inception) to June 30, 2008	4

Condensed Statements of Stockholders’ Equity (Unaudited) for the period from April 1, 2008 to June 30, 2008 and the period from July 3, 2007 (inception) to June 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the period from April 1, 2008 to June 30, 2008 and the period from July 3, 2007 (inception) to June 30, 2008	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition And Results of Operations	15

Item 4 — Controls and Procedures	16

Part II. Other Information:

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 — Exhibits	18

Signatures	19
EX-31: CERTIFICATION
EX-32: CERTIFICATION

Part I: Financial Information
Item 1 — Financial Statements (Unaudited)
Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Balance Sheets

	June 30,	March 31,
	2008	2008
	(unaudited)	(audited)

Assets
Current assets:
Cash	$63,597	$219,001
Cash held in trust fund	288,763,297	287,574,981
Prepaid expense	74,975	97,300

Total current assets	288,901,869	287,891,282
Deferred tax asset	—	93,538

Total assets	$288,901,869	$287,984,820

Liabilities and stockholders’ equity
Current liabilities:
Accrued accounting fees payable	$14,500	$20,000
Income tax payable	1,270,984	857,881
Deferred offering costs	14,375,000	14,375,000
Accrued payable, stockholders	24,745	33,816

Total current liabilities	$15,685,229	$15,286,697

Common stock, subject to possible conversion, 8,624,999 shares at conversion value at initial public offering	85,837,490	85,837,490

Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 35,937,500 (less 8,624,999 shares subject to possible conversion) shares issued and outstanding	2,732	2,732
Additional paid-in capital	185,962,851	185,962,851
Earnings accumulated during the development stage	1,413,567	895,050

Total stockholders’ equity	187,379,150	186,860,633

Total liabilities and stockholders’ equity	$288,901,869	$287,984,820

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Part I: Financial Information
Item 1 — Financial Statements (Unaudited)
Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Operations
For the Period from April 1, 2008 to June 30, 2008
and the Period from July 3, 2007 (inception) to June 30, 2008

		For the period
	For the period from	from July 3, 2007
	April 1, 2008 to June	(inception) to
	30, 2008	June 30, 2008

Formation and operating costs	$91,463	$268,272
Accounting fees	74,500	139,500

Operating loss	(165,963)	(407,772)
Interest income	1,189,121	3,090,323

Income before income taxes	1,023,158	2,682,551

Provision for income taxes	504,641	1,268,984

Net income	$518,517	$1,413,567

Weighted average number of common shares outstanding
Basic	35,937,500	23,106,921
Diluted	45,757,752	28,491,797
Net income per common share
Basic	$.01	$.06
Diluted	$.01	$.05

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the Period July 3, 2007 (inception) to June 30, 2008

				Earnings
			Additional	accumulated	Total
	Common Stock		paid-in	during	stockholders’
	Shares	Amount	capital	development stage	equity

Common shares issued at inception	7,187,500	$719	$24,281	$—	$25,000
Sale of 28,750,000 units, net of underwriters’ discount and offering expenses (includes 8,624,999 shares subject to possible conversion)	28,750,000	2,875	266,775,198	—	266,778,073
Proceeds subject to possible conversion of 8,624,999 shares		(862)	(85,836,628)	—	(85,837,490)
Proceeds from issuance of founders’ warrants		—	5,000,000	—	5,000,000
Net income for the period from July 3, 2007 (inception) to March 31, 2008	—	—	—	895,050	895,050

Balances, at March 31, 2008	35,937,500	2,732	185,962,851	895,050	186,860,633
Net income for the period from April 1, 2008 to June 30, 2008	—	—	—	518,517	518,517

Balances, at June 30, 2008 (unaudited)	35,937,500	$2,732	$185,962,851	$1,413,567	$187,379,150

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Cash Flows
(unaudited)
For the period from April 1, 2008 to June 30, 2008
and for the period from July 3, 2007 (inception) to June 30, 2008

		For the period
	For the period	from July 3,
	from April 1,	2007
	2008 to June	(inception) to
	30, 2008	June 30, 2008

Cash flows from operating activities
Net income	$518,517	$1,413,567
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expense	22,325	(74,975)
Deferred tax asset	93,538	—
Accrued expenses	(5,500)	14,500
Accrued payable, stockholders	(9,071)	24,745
Income tax payable	413,103	1,270,984

Net cash provided by operating activities	1,032,912	2,648,821

Cash flows from investing activities
Cash held in trust fund	(1,188,316)	(288,763,297)

Net cash used in investing activities	(1,188,316)	(288,763,297)

Cash flows from financing activities
Gross proceeds from initial public offering	—	287,500,000
Proceeds from issuance of common stock	—	25,000
Proceeds from issuance of founders’ warrants	—	5,000,000
Payment of offering costs	—	(6,346,927)

Net cash provided by financing activities	—	286,178,073

Net increase (decrease) in cash	(155,404)	63,597
Cash, beginning of period	219,001	—

Cash, end of period	$63,597	$63,597

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
A. Description of Organization and Business Operations
Global Brands Acquisition Corp. (a corporation in the development stage) (the Company) was incorporated in Delaware on July 3, 2007. The Company was formed to acquire an operating business or asset or several operating businesses or assets (a Business Combination) through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity through June 30, 2008 relates to the formation of the Company and its initial public offering described below in Note E. The Company has neither engaged in any operations nor generated revenue to date and will not until completion of its business combination. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected March 31st as its fiscal year end.
The registration statement for the Company’s initial public offering of Units (as defined in Note E below) (Offering) was declared effective December 6, 2007. The Company consummated the Offering on December 12, 2007 and received net proceeds of $281.2 million (see Note E). An amount of $286.1 million of the net proceeds from the Offering, including $14.4 million of deferred offering costs and the $5.0 million of proceeds relating to the private placement of the sponsor’s warrants (see Note F), was placed in a trust account (Trust Account) and invested in JPMorgan 100% U.S. Treasury Securities Money Market Fund, a money market fund meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The funds in the Trust Account must be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) the liquidation of the Company as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective target businesses and continuing general and administrative expenses.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares of common stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. If the Company’s initial Business Combination is approved and completed, public stockholders voting against the initial Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, before payment of deferred offering costs and including interest earned on their pro rata

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
portion of the trust account, net of interest income on the Trust Account balance previously released to the Company to pay its tax obligations and net of interest income of up to $2.9 million on the Trust Account balance previously released to the Company to fund its working capital requirements.
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
B. Summary of Significant Accounting Policies
Development Stage Company
The Company complies with the reporting requirements of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principals. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principals for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements for the period ended March 31, 2008. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the period from April 1, 2008 to June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2009.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
Comprehensive Income
Comprehensive income is equal to net income.
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
Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), the Company recognizes tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities. If the recognition threshold is met, the Company measures the tax benefit at the largest amount that is greater than 50 percent likely to be realized. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
would use). The adoption of FAS 157 by the Company on April 1, 2008 had no material impact to its financial statements given the development stage nature of the Company. The Company has no investment assets or liabilities that would be classified as Level II or Level III. The Company’s investment in a money market fund amounting to $288,763,297 as of June 30, 2008 which invests exclusively in 100% U.S. Treasury Securities is considered a Level I asset.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt SFAS No. 159.
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
D. Stockholders’ Equity
The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 35,937,500 (including 8,624,999 shares subject to possible conversion) are outstanding as of June 30, 2008. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

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
F. Related Party Transactions
The Initial Stockholders purchased an aggregate of 7,187,500 of the Company’s founders’ units, each consisting of one share of founders’ common stock and one founders’ warrant each to purchase one share of common stock, for an aggregate price of $25,000 in a private placement. Each of the Initial Stockholders has agreed to vote its founders’ common stock in the same manner as holders of a majority of the shares of the Company’s common stock voted by the public stockholders at the special or annual meeting called for the purpose of approving the Company’s initial Business Combination. As a result, none of the founders will be able to exercise conversion rights with respect to the founders’ common stock. In addition, the Initial Stockholders have agreed to waive their rights to participate in any liquidation distribution with respect to the founders’ common stock if the Company fails to consummate an initial Business Combination. All of the founders’ units have been placed in escrow, and subject to limited exceptions, the founders’ common stock will be held in escrow until 180 days after the consummation of the Company’s initial Business Combination and the founders’ warrants will remain in escrow until they become exercisable. The founders’ common stock will be released from escrow earlier than as described above if, subsequent to an initial Business Combination, (i) the last sales price of the Company’s common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after an initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its security holders having the right to exchange their for cash, securities or other

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
property; provided further that the founders’ warrants will be released from escrow in connection with (ii) but only to the extent necessary to participate in such exchange.
In addition, JLJ Partners, LLC (JLJ Partners) purchased an aggregate of 5,000,000 warrants (sponsor’s warrants) from the Company at a price of $1.00 per Warrant ($5.0 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Offering. The $5.0 million was placed in the Trust Account until a successful completion of an initial Business Combination. If the Company does not complete an initial Business Combination, the $5.0 million will be part of the liquidating distribution to the public stockholders, and the sponsor’s warrants will expire worthless. The sponsor’s warrants will not be transferable or salable by JLJ Partners (subject to limited exceptions) until after the Company completes an initial Business Combination, and will be exercisable on a cashless basis and will be non-redeemable by the Company, in each case, so long as they are held by JLJ Partners or its permitted transferees. In addition, commencing 30 days after the consummation of an initial Business Combination, the sponsor’s warrants and the underlying shares of common stock are entitled to registration rights. With the exception of the terms noted above, the sponsor’s warrants have terms and provisions that are identical to those of the Warrants. The Company believes the purchase price of the sponsor’s warrants approximates the fair value of such warrants.
In addition, JLJ Partners and Sportswear Holdings Limited, an affiliate of the Company’s chairman of the board, have agreed to purchase 2,500,000 Units at a price of $10.00 per Unit (an aggregate price of $25.0 million) from the Company in a private placement that may occur contingent upon the Company’s consummation of a Business Combination. These private placement units will be identical to the Units sold in the Offering, except that, subject to certain exceptions, these Units and underlying securities will not be sold, assigned or transferred for a period of 180 days from the date of the consummation of the Business Combination.
The Company presently occupies office space provided by JLJ Partners. JLJ Partners has agreed that, until the consummation of a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay JLJ Partners $10,000 per month for such services.
G. Income Taxes
The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period ended June 30, 2008 are as follows:

Current:
Federal	$301,844
State & Local	202,797

Current provision for income taxes	$504,641

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
The Company’s effective tax rate of 49.32% differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes.
H. Subsequent Events
On July 9, 2008, the Company withdrew $885,616 from the Trust Account for payment of federal, state and local taxes for the period from inception to March 31, 2008. On July 9, 2008, the Company withdrew $30,000 from the Trust Account for funds to cover its expenses. On July 15, 2008, the Company withdrew $114,500 from the Trust Account for payment of estimated federal taxes for the period from April 1, 2008 to June 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.
Forward Looking Statements
     All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
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
Results of Operations
     For the period from July 3, 2007 (inception) to June 30, 2008, we had a net income of $1,413,567 consisting of $3,090,323 of interest income offset by $268,272 of formation and operating costs, $139,500 of accounting fees and $1,268,984 of income tax provision.
     For the three months ended June 30, 2008, we had a net income of $518,517 consisting of $1,189,121 of interest income offset by $91,463 of formation and operating costs, $74,500 of accounting fees and $504,641 of income tax provision.
Income Taxes
     Income taxes for the for the period from July 3, 2007 (inception) to June 30, 2008 and for the three months ended June 30, 2008 were provided for at a rate of 47.3% and 49.3%, respectively. We currently anticipate that our tax expense for the full year ending March 31, 2009 as a percentage of pre-tax income will be between 47.0% and 49.0%. It is possible that our estimated full year rate could change from discrete items or the receipt of new information. Under Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate any unrecognized tax benefits.

Financial Condition and Liquidity
     We consummated our initial public offering of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, on December 12, 2007. Gross proceeds from our initial public offering were $287,500,000. We paid a total of $5,750,000 in underwriting discounts and commissions and $359,142 for other costs and expenses related to the offering and the over-allotment option. An additional $14,375,000 of offering costs have been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $5,000,000 from the private sale of warrants (the “Sponsor’s Warrants”) to JLJ Partners, LLC (“JLJ Partners”), an entity beneficially owned approximately one-third each by Joel J. Horowitz, our chief executive officer, treasurer and director, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president, secretary and director, either directly or through entities of which they or their family members are owners and beneficiaries, from the offering were $ 286,390,858, of which $286,125,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.
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
     In the event that the Company does not consummate a Business Combination by December 6, 2009, the corporate existence of the Company will cease except for purposes of winding up and liquidating. The amounts held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Initial Stockholders, to the extent of their stock holdings prior to the Offering. In the event of such distribution, it is likely that the distribution will be less than investor’s initial contributions.
ITEM 4. CONTROLS AND PROCEDURES.
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
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
     We paid a total of $5,750,000 in underwriting discounts and commissions and $359,142 for other costs and expenses related to the offering and the over-allotment option. An additional $14,375,000 of offering costs have been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination.
     We also consummated the simultaneous private sale of 5,000,000 Sponsor’s Warrants at a price of $1.00 per warrant, generating total proceeds of approximately $5,000,000. The Sponsor’s Warrants were purchased by JLJ Partners. The Sponsor’s Warrants are identical to the warrants included in the units sold in the initial public offering except that the Sponsor’s Warrants are exercisable on a cashless basis and if we call the warrants for redemption, the Sponsor’s Warrants will not be redeemable by us so long as they are held by JLJ Partners or its permitted transferees. JLJ Partners has agreed that the warrants will not be transferred, assigned or sold by it until after we have completed a business combination.
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private sale of Sponsor’s Warrants were $286,390,858, of which $286,125,000 was deposited into the trust account.
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

Dated: August 14, 2008
/s/ Joel J. Horowitz

Chief Executive Officer and Treasurer (Principal
Executive Officer and Principal Financial and
Accounting Officer)