Form 10-Q
period 2008-09-30
Global Brands Acquisition Corp.
filed 2008-11-13
CIK 1409383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
     As of November 13, 2008, 35,937,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Page
Part I. Financial Information:	3

Item 1 –Financial Statements:	3

Condensed Balance Sheet at September 30, 2008 (Unaudited) and March 31, 2008	3

Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended September 30, 2008, for the Period July 3, 2007 (inception) through September 30, 2007, and for the Period July 3, 2007 (inception) through September 30, 2008	4

Condensed Statement of Stockholders’ Equity (Unaudited) for the Period July 3, 2007 (inception) to September 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2008, for the Period July 3, 2007 (inception) to September 30, 2007, and for the Period July 3, 2007 (inception) to September 30, 2008	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	15

Item 4 – Controls and Procedures	17

Part II. Other Information:	18

Item 1A – Risk Factors	18

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 – Exhibits	19

Signatures	20

Certifications	21
EX-31: CERTIFICATION
EX-32: CERTIFICATION

Part I: Financial Information
Item 1 – Financial Statements (Unaudited)
Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Balance Sheet

	September 30,	March 31,
	2008	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash	$220,643	$219,001
Cash held in trust fund	288,464,538	287,574,981
Prepaid expense	52,650	97,300

Total current assets	288,737,831	287,891,282
Deferred tax asset	—	93,538

Total assets	$288,737,831	$287,984,820

Liabilities and stockholders’ equity
Current liabilities:
Accrued accounting fees payable	$14,500	$20,000
Income tax payable	561,711	857,881
Deferred offering costs	14,375,000	14,375,000
Accrued payable, stockholders	31,980	33,816

Total current liabilities	$14,983,191	$15,286,697

Common stock, subject to possible conversion, 8,624,999 shares at conversion value at initial public offering	85,837,490	85,837,490

Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 35,937,500 (less 8,624,999 shares subject to possible conversion) shares issued and outstanding	2,732	2,732
Additional paid-in capital	185,962,851	185,962,851
Earnings accumulated during the development stage	1,951,567	895,050

Total stockholders’ equity	187,917,150	186,860,633

Total liabilities and stockholders’ equity	$288,737,831	$287,984,820

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Operations
(unaudited)
For the Three and Six Months Ended September 30, 2008,
the Period July 3, 2007 (inception) to September 30, 2007,
And the Period July 3, 2007 (inception) to September 30, 2008

	For the period			For the period
	July 3, 2007	For the period		July 3, 2007
	(inception) to	from July 1,	For the period from	(inception) to
	September 30,	2008 to Sept. 30,	April 1, 2008 to	September 30,
	2007	2008	Sept. 30, 2008	2008
Formation and operating costs	$300	$76,740	$168,203	$345,012
Accounting fees	17,500	9,724	84,224	149,224

Operating loss	(17,800)	(86,464)	(252,427)	(494,236)
Interest income	—	1,130,171	2,319,292	4,220,494

Income (loss) before income taxes	(17,800)	1,043,707	2,066,865	3,726,258

Provision for income taxes	—	505,707	1,010,348	1,774,691

Net income (loss)	$(17,800)	$538,000	$1,056,517	$1,951,567

Weighted average number of common shares outstanding
Basic	7,187,500	35,937,500	35,937,500	25,385,302
Diluted	7,187,500	46,338,074	46,052,229	31,679,517
Net income per common share
Basic	$—	$.01	$.03	$.08
Diluted	$—	$.01	$.02	$.06
The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the Period July 3, 2007 (inception) to September 30, 2008

				Earnings
			Additional	accumulated	Total
	Common Stock		paid-in	during	stockholders’
	Shares	Amount	capital	development stage	equity
Common shares issued at inception	7,187,500	$719	$24,281	$—	$25,000
Sale of 28,750,000 units, net of underwriters’ discount and offering expenses (includes 8,624,999 shares subject to possible conversion)	28,750,000	2,875	266,775,198	—	266,778,073
Proceeds subject to possible conversion of 8,624,999 shares		(862)	(85,836,628)	—	(85,837,490)
Proceeds from issuance of founders’ warrants		—	5,000,000	—	5,000,000
Net income for the period from July 3, 2007 (inception) to March 31, 2008	—	—	—	895,050	895,050

Balances, at March 31, 2008	35,937,500	2,732	185,962,851	895,050	186,860,633
Net income for the period from April 1, 2008 to September 30, 2008	—	—	—	1,056,517	1,056,517

Balances, at September 30, 2008 (unaudited)	35,937,500	$2,732	$185,962,851	$1,951,567	$187,917,150

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Cash Flows
(unaudited)
For the Six Months Ended September 30, 2008,
for the period from July 3, 2007 (inception) to September 30, 2007 and for the period from July 3, 2007 (inception) to September 30, 2008

	For the period		For the period
	July 3, 2007	For the period from	July 3, 2007
	(inception) to	April 1, 2008 to	(inception) to
	September 30, 2007	Sept. 30, 2008	September 30, 2008
Cash flows from operating activities
Net income (loss)	$(17,800)	$1,056,517	$1,951,567
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expense	—	44,650	(52,650)
Deferred tax asset	—	93,538	—
Accrued expenses	17,800	(5,500)	14,500
Accrued filing fees payable	(83,758)	—	—
Accrued payable, stockholders	(12,500)	(1,836)	31,980
Income tax payable	—	(296,170)	561,711

Net cash provided by operating activities	(96,258)	891,199	2,507,108

Cash flows from investing activities
Cash held in trust fund	—	(889,557)	(288,464,538)

Net cash used in investing activities	—	(889,557)	(288,464,538)

Cash flows from financing activities
Gross proceeds from initial public offering	—	—	287,500,000
Proceeds from notes payable, stockholders	100,000	—	—
Proceeds from issuance of common stock	25,000	—	25,000
Proceeds from issuance of founders’ warrants	—	—	5,000,000
Payment of offering costs	—	—	(6,346,927)

Net cash provided by financing activities	125,000	—	286,178,073

Net increase (decrease) in cash	28,742	1,642	220,643
Cash, beginning of period	—	219,001	—

Cash, end of period	$28,742	$220,643	$220,643

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
A. Description of Organization and Business Operations
Global Brands Acquisition Corp. (a corporation in the development stage) (the Company) was incorporated in Delaware on July 3, 2007. The Company was formed to acquire an operating business or asset or several operating businesses or assets (a Business Combination) through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity through September 30, 2008 relates to the formation of the Company and its initial public offering described below in Note E. The Company has neither engaged in any operations nor generated revenue to date and will not until completion of its business combination. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected March 31st as its fiscal year end.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares of common stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. If the Company’s initial Business Combination is approved and completed, public stockholders voting against the initial Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, before payment of deferred offering costs and including interest earned on their pro rata portion of the trust account, net of interest income on the Trust Account balance previously

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
released to the Company to pay its tax obligations and net of interest income of up to $2.9 million on the Trust Account balance previously released to the Company to fund its working capital requirements.
However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering (Initial Stockholders), including all of the officers and directors of the Company, have agreed to vote all of the shares of common stock held by them prior to the Offering in accordance with the vote of the majority in interest of all other stockholders of the Company. They have also agreed to vote any shares acquired by them in the Offering or in the aftermarket in favor of the Business Combination.
In the event that the Company does not consummate a Business Combination by December 6, 2009, the corporate existence of the Company will cease except for purposes of winding up and liquidating. The amounts held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Initial Stockholders to the extent of their stock holdings prior to the Offering.
In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the warrants contained in the Units sold in the Offering discussed in Note E), and that the distribution will be less than investors’ initial contributions.
B. Summary of Significant Accounting Policies
Development Stage Company
The Company complies with the reporting requirements of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements for the period ended March 31, 2008. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the period from April 1, 2008 to September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2009.

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
Fair Value of Financial Instruments
The fair value of the company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, Disclosure About Fair Value of Financial Instruments, approximates the carrying amounts represented in the balance sheet.
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
Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”), the Company recognizes tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities. If the recognition threshold is met, the Company measures the tax benefit at the largest amount that is greater than 50 percent likely to be realized. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The adoption of FAS 157 by the Company on April 1, 2008 had no material impact to its financial statements given the development stage nature of the Company. The Company has no investment assets or liabilities that would be classified as Level II or Level III. The Company’s investment in a money market fund amounting to $288,464,538 as of September 30, 2008 which invests exclusively in 100% U.S. Treasury Securities is considered a Level I asset.
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
On December 4, 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements, an amendment of ARB No. 51. The new standards require that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. The new standards also indicate gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest is established. These statements are effective for the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the provisions of SFAS 141 (R) and SFAS 160 and does not expect there to be an impact to the Company’s financial statements.
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
D. Stockholders’ Equity
The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 35,937,500 (including 8,624,999 shares subject to possible conversion) are outstanding as of September 30, 2008. The Company is

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.
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
In addition, JLJ Partners and Sportswear Holdings Limited, an affiliate of the Company’s chairman of the board, have agreed to purchase 2,500,000 Units at a price of $10.00 per Unit (an aggregate price of $25.0 million) from the Company in a private placement that would occur upon the Company’s consummation of a Business Combination. These private placement units will be identical to the Units sold in the Offering, except that, subject to certain exceptions, these Units and underlying securities will not be sold, assigned or transferred for a period of 180 days from the date of the consummation of the Business Combination.
The Company presently occupies office space provided by JLJ Partners. JLJ Partners has agreed that, until the consummation of a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay JLJ Partners $10,000 per month for such services.
G. Income Taxes
The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period ended September 30, 2008 are as follows:

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements

Current:
Federal	$620,013
State & Local	390,335

Current provision for income taxes	$1,010,348

The Company’s effective tax rate of 48.88% differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes.

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
Results of Operations
     For the period from July 3, 2007 (inception) to September 30, 2008, we had a net income of $1,951,567 consisting of $4,220,494 of interest income offset by $345,012 of formation and operating costs, $149,224 of accounting fees and $1,740,691 of income tax provision.
     For the six months ended September 30, 2008, we had a net income of $1,056,517 consisting of $2,319,292 of interest income offset by $168,203 of formation and operating costs, $84,224 of accounting fees and $1,010,348 of income tax provision.
     For the three months ended September 30, 2008, we had a net income of $538,000 consisting of $1,130,171 of interest income offset by $76,740 of formation and operating costs, $9,724 of accounting fees and $505,707 of income tax provision.
     For the period from July 3, 2007 (inception) to September 30, 2007, we had a net loss of $17,800 consisting of $300 of formation and operating costs and $17,500 of accounting fees.
Income Taxes

     Income taxes for the for the period from July 3, 2007 (inception) to September 30, 2008 and for the six months and three months ended September 30, 2008 were provided for at a rate of 47.6%, 48.9% and 48.5%, respectively. We currently anticipate that our tax expense for the full year ending March 31, 2009 as a percentage of pre-tax income will be between 47.0% and 49.0%. It is possible that our estimated full year rate could change from discrete items or the receipt of new information. Under Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate any unrecognized tax benefits.
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
     In the event that the Company does not consummate a Business Combination by December 6, 2009, the corporate existence of the Company will cease except for purposes of winding up and liquidating. The amounts held in the Trust Account will be distributed to the Company’s public stockholders, excluding the

Initial Stockholders to the extent of their stock holdings prior to the Offering. In the event of such distribution, it is likely that the distribution will be less than investors’ initial contributions.

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
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
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

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission on June 12, 2008 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following is an additional risk factor that we have recently identified that could materially adversely affect our business, our operating results, and our financial condition.
The current global credit crisis could make it more difficult for us to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business.
     The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. If we need to obtain financing to consummate our initial business combination or to fund the operations of the target business we seek to acquire after our initial business combination, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Alternatively, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

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
     We paid a total of $5,750,000 in underwriting discounts and commissions and $359,142 for other costs and expenses related to the offering and the over-allotment option. An additional $14,375,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination.
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
Dated: November 13, 2008
/s/ Joel J. Horowitz
Chief Executive Officer and Treasurer (Principal
Executive Officer and Principal Financial and Accounting Officer)