Form 10-Q
period 2008-12-31
Global Brands Acquisition Corp.
filed 2009-02-09
CIK 1409383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of February 6, 2009, 35,937,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Page
Part I. Financial Information:

Item 1 —Financial Statements:

Condensed Balance Sheet at December 31, 2008 (Unaudited) and March 31, 2008	3

Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended December 31, 2008, for the Three Months Ended December 31, 2007, and for the Period July 3, 2007 (inception) through December 31, 2008	4

Condensed Statement of Stockholders’ Equity (Unaudited) for the Period July 3, 2007 (inception) to December 31, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2008, for the Period July 3, 2007 (inception) to December 31, 2007, and for the Period July 3, 2007 (inception) to December 31, 2008	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition And Results of Operations	15

Item 4 — Controls and Procedures	17

Part II. Other Information:

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 — Exhibits	18

Signatures	19

EX-31: CERTIFICATION
EX-32: CERTIFICATION

Part I: Financial Information
Item 1 — Financial Statements (Unaudited)
Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Balance Sheet

	December 31,	March 31,
	2008	2008
	(unaudited)	(audited)

Assets
Current assets:
Cash	$143,614	$219,001
Cash held in trust fund	288,893,218	287,574,981
Prepaid expense	30,325	97,300

Total current assets	289,067,157	287,891,282
Deferred tax asset	—	93,538

Total assets	$289,067,157	$287,984,820

Liabilities and stockholders’ equity
Current liabilities:
Accrued accounting fees payable	$14,500	$20,000
Income tax payable	639,606	857,881
Deferred offering costs	14,375,000	14,375,000
Accrued payable, stockholders	4,981	33,816

Total current liabilities	$15,034,087	$15,286,697

Common stock, subject to possible conversion, 8,624,999 shares at conversion value at initial public offering	85,837,490	85,837,490

Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 35,937,500 (less 8,624,999 shares subject to possible conversion) shares issued and outstanding	2,732	2,732
Additional paid-in capital	185,962,851	185,962,851
Earnings accumulated during the development stage	2,229,997	895,050

Total stockholders’ equity	188,195,580	186,860,633

Total liabilities and stockholders’ equity	$289,067,157	$287,984,820

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Operations (unaudited)
For the Three and Nine Months Ended December 31, 2008,
the Three Months Ended December 31, 2007,
And the Period July 3, 2007 (inception) to December 31, 2008

				For the period
	For the Three	For the Three	For the Nine	July 3, 2007
	Months Ended	Months Ended	Months Ended	(inception) to
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2008

Formation and operating costs	$132,476	$3,679	$300,679	$477,488
Accounting fees	48,000	27,500	132,224	197,224

Operating loss	(180,476)	(31,179)	(432,903)	(674,712)
Interest income	719,515	520,166	3,038,807	4,940,009

Income before income taxes	539,039	488,987	2,605,904	4,265,297

Provision for income taxes	260,609	220,718	1,270,957	2,035,300

Net income	$278,430	$268,269	$1,334,947	$2,229,997

Weighted average number of common shares outstanding
Basic	35,937,500	9,450,967	35,937,500	27,160,078
Diluted	45,023,182	11,223,615	45,715,448	33,926,757
Net income per common share
Basic	$.01	$.03	$.04	$.08
Diluted	$.01	$.02	$.03	$.07
The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity (unaudited)
For the Period July 3, 2007 (inception) to December 31, 2008

				Earnings
			Additional	accumulated	Total
	Common Stock		paid-in	during	stockholders’
	Shares	Amount	capital	development stage	equity

Common shares issued at inception	7,187,500	$719	$24,281	$—	$25,000
Sale of 28,750,000 units, net of underwriters’ discount and offering expenses (includes 8,624,999 shares subject to possible conversion)	28,750,000	2,875	266,775,198	—	266,778,073
Proceeds subject to possible conversion of 8,624,999 shares		(862)	(85,836,628)	—	(85,837,490)
Proceeds from issuance of founders’ warrants		—	5,000,000	—	5,000,000
Net income for the period from July 3, 2007 (inception) to March 31, 2008	—	—	—	895,050	895,050

Balances, at March 31, 2008	35,937,500	2,732	185,962,851	895,050	186,860,633
Net income for the period from April 1, 2008 to December 31, 2008	—	—	—	1,334,947	1,334,947

Balances, at December 31, 2008 (unaudited)	35,937,500	$2,732	$185,962,851	$2,229,997	$188,195,580

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Cash Flows (unaudited)
For the Nine Months Ended December 31, 2008,
for the period from July 3, 2007 (inception) to December 31, 2007 and for the period from July 3, 2007 (inception) to December 31, 2008

	For the period		For the period
	July 3, 2007	For the Nine	July 3, 2007
	(inception) to	Months Ended	(inception) to
	December 31, 2007	December 31, 2008	December 31, 2008
Cash flows from operating activities
Net income	$250,469	$1,334,947	$2,229,997
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expense	—	66,975	(30,325)
Deferred tax asset	(22,017)	93,538	—
Accrued expenses	29,500	(5,500)	14,500
Accrued filing fees payable	—	—	—
Accrued payable, stockholders	—	(28,835)	4,981
Income tax payable	242,735	(218,275)	639,606

Net cash provided by operating activities	500,687	1,242,850	2,858,759

Cash flows from investing activities
Cash held in trust fund	(286,645,166)	(1,318,237)	(288,893,218)

Net cash used in investing activities	(286,645,166)	(1,318,237)	(288,893,218)

Cash flows from financing activities
Gross proceeds from initial public offering	287,500,000	—	287,500,000
Proceeds from notes payable, stockholders	100,000	—	100,000
Repayment of notes payable, stockholders	—	—	(100,000)
Proceeds from issuance of common stock	25,000	—	25,000
Proceeds from issuance of founders’ warrants	5,000,000	—	5,000,000
Payment of offering costs	(6,205,400)	—	(6,346,927)

Net cash provided by financing activities	286,419,600	—	286,178,073

Net increase (decrease) in cash	275,121	(75,387)	143,614
Cash, beginning of period	—	219,001	—

Cash, end of period	$275,121	$143,614	$143,614

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
A. Description of Organization and Business Operations
Global Brands Acquisition Corp. (a corporation in the development stage) (the Company) was incorporated in Delaware on July 3, 2007. The Company was formed to acquire an operating business or asset or several operating businesses or assets (a Business Combination) through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity through December 12, 2007 relates to the formation of the Company and its initial public offering described below in Note E. Since December 13, 2007, the Company has been searching for a target business to acquire. The Company has neither engaged in any operations nor generated revenue to date and will not until completion of its business combination. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected March 31st as its fiscal year end.
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
B. Summary of Significant Accounting Policies
Development Stage Company
The Company complies with the reporting requirements of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements for the period ended March 31, 2008. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the period from April 1, 2008 to

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
December 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2009.
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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The adoption of FAS 157 by the Company on April 1, 2008 had no material impact to its financial statements given the development stage nature of the Company. The Company has no investment assets or liabilities that would be classified as Level II or Level III. The Company’s investment in a money market fund amounting to $288,893,218 as of December 31, 2008 which invests exclusively in 100% U.S. Treasury Securities is considered a Level I asset.
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
In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”), which replaces FAS No. 141. FAS 141R was issued to create greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141R include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need to expense acquisition-related transaction and restructuring costs rather than to treat them as part of the cost of the acquisition. FAS 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company as of the beginning of Fiscal 2010 and will be applied prospectively to business combinations that close on or after April 1, 2009.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of FAS 141R. FAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company as of the beginning of Fiscal

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
2010 and its application is not expected to have a material effect on the Company’s consolidated financial statements.
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
D. Stockholders’ Equity
The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 35,937,500 (including 8,624,999 shares subject to possible conversion) are outstanding as of December 31, 2008. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.
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
In addition, JLJ Partners, LLC (JLJ Partners) purchased an aggregate of 5,000,000 warrants (sponsor’s warrants) from the Company at a price of $1.00 per Warrant ($5.0 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Offering. The $5.0 million was placed in the Trust Account until a successful completion of an initial Business Combination. If the Company does not complete an initial Business Combination, the $5.0 million will be part of the liquidating distribution to the public stockholders, and the sponsor’s warrants will expire worthless. The sponsor’s warrants will not be transferable or salable by JLJ Partners (subject to limited exceptions) until after the Company completes an initial Business Combination, and will be exercisable on a cashless basis and will be non-redeemable by the Company, in each case, so long as they are held by JLJ Partners or its permitted transferees. In addition, commencing 30 days after the consummation of an initial Business Combination, the sponsor’s warrants and the underlying shares of common stock are entitled to registration rights. With the exception of the terms noted above, the sponsor’s warrants have terms and provisions that are identical to those of the Warrants. The Company believes the purchase price of the sponsor’s warrants approximated the fair value of such warrants on the date of issuance.
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
G. Income Taxes
The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the nine months ended December 31, 2008 are as follows:

Current:
Federal	$783,957
State & Local	487,000

Current provision for income taxes	$1,270,957

The Company’s effective tax rate of 48.77% differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes.

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
Overview
     We were formed on July 3, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses or assets. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we initially intend to focus our search on U.S. as well as foreign companies in the branded consumer sector, including apparel, specialty retail, footwear and accessories. We will also explore opportunities in other consumer-focused and other sectors that are attractive to us. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.
Results of Operations
     For the three months ended December 31, 2008, we had a net income of $278,430 consisting of $719,515 of interest income offset by $132,476 of formation and operating costs, $48,000 of accounting fees and $260,609 of income tax provision.
     For the three months ended December 31, 2007, we had a net income of $268,269 consisting of $520,166 of interest income offset by $3,679 of formation and operating costs, $27,500 of accounting fees and $220,718 of income tax provision.
     For the nine months ended December 31, 2008, we had a net income of $1,334,947 consisting of $3,038,807 of interest income offset by $300,679 of formation and operating costs, $132,224 of accounting fees and $1,270,957 of income tax provision.
     For the period from July 3, 2007 (inception) to December 31, 2008, we had a net income of $2,229,997 consisting of $4,940,009 of interest income offset by $477,488 of formation and operating costs, $197,224 of accounting fees and $2,035,300 of income tax provision.

     For the period from July 3, 2007 (inception) to December 31, 2007, we had a net income of $250,469 consisting of $520,166 of interest income offset by $3,979 of formation and operating costs, $45,000 of accounting fees and $220,718 of income tax provision.
Income Taxes
     Income taxes for the period from July 3, 2007 (inception) to December 31, 2008 and for the nine months and three months ended December 31, 2008 were provided for at a rate of 47.7%, 48.8% and 48.4%, respectively. We currently anticipate that our tax expense for the full year ending March 31, 2009 as a percentage of pre-tax income will be between 48.0% and 49.0%. It is possible that our estimated full year rate could change from discrete items or the receipt of new information. Under Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate any unrecognized tax benefits.
Financial Condition and Liquidity
     We consummated our initial public offering of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, on December 12, 2007. Gross proceeds from our initial public offering were $287,500,000. We paid a total of $5,750,000 in underwriting discounts and commissions and $596,927 for other costs and expenses related to the offering and the over-allotment option. An additional $14,375,000 of offering costs have been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $5,000,000 from the private sale of warrants (the “Sponsor’s Warrants”) to JLJ Partners, LLC (“JLJ Partners”), an entity beneficially owned approximately one-third each by Joel J. Horowitz, our chief executive officer, treasurer and director, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president, secretary and director, either directly or through entities of which they or their family members are owners and beneficiaries, from the offering were $286,178,073, of which $286,125,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 6, 2009, assuming that a business combination is not consummated during that time.
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
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
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
     We paid a total of $5,750,000 in underwriting discounts and commissions and $596,927 for other costs and expenses related to the offering and the over-allotment option. An additional $14,375,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination.
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

Dated: February 6, 2009

/s/ Joel J. Horowitz Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)