Form 10-K
period 2009-03-31
Global Brands Acquisition Corp.
filed 2009-06-15
CIK 1409383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-33855
GLOBAL BRANDS ACQUISITION CORP.
(Name of Issuer in Its Charter)

Delaware (State of Incorporation)	26-0482599 (Issuer I.R.S. Employer I.D. Number)

11 West 42nd Street, 21st Floor New York, New York (Address of principal executive offices)	10036 (zip code)
(212) 201-8118
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Amex
Common Stock, $.0001 par value per share	NYSE Amex
Warrants to purchase shares of Common Stock	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑     No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
As of September 30, 2008 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $264,500,000.
As of June 11, 2009, there were 35,937,500 shares of Common Stock, $.0001 par value per share, outstanding.
Documents Incorporated by Reference: None.

GLOBAL BRANDS ACQUISITION CORP.
FORM 10-K

i

PART I
ITEM 1. BUSINESS.
Introduction
     Global Brands Acquisition Corp. is a blank check company formed on July 3, 2007 to acquire one or more operating businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to as our initial business combination. Our efforts in identifying a prospective target business are not limited to a particular industry, although we are focusing our search on U.S. as well as foreign companies in the branded consumer sector, including apparel, specialty retail, footwear and accessories. We are also exploring opportunities in other consumer-focused and other sectors that are attractive to us.
     On December 12, 2007, we closed our initial public offering (“IPO”) of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.00 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 5,000,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000, to JLJ Partners, LLC (“JLJ Partners”), an entity controlled by Joel J. Horowitz, our chief executive officer, treasurer and director, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president, secretary and director. The units from the IPO (including the 3,750,000 units pursuant to the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the proceeds from the 3,750,000 units pursuant to the over-allotment option and the private sale of sponsors’ warrants) were $286,390,858, of which $286,125,000 was deposited into a trust fund and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and other continuing general and administrative expenses. We also have an aggregate of up to $2,875,000 of interest earned on the proceeds in the trust fund that is available to us to fund our working capital requirements (provided that there are sufficient funds available to us to pay our tax obligations then due at that time), as well as any amounts necessary to pay our tax obligations. Through March 31, 2009, we had used $265,858 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and we had drawn interest income in the amount of $880,000 and $1,729,095 for our working capital and tax obligations, respectively. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of March 31, 2009, the funds held in trust have earned $2,419,123 in interest income that has not been drawn by us (for a total of $288,540,957 held in the trust fund), of which $1,995,000 is available to be drawn by us as describe above.
     If we do not complete a business combination by December 6, 2009, we will be dissolved and will distribute to all the public stockholders, in proportion to the number of public shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest then held in the trust account, plus any remaining net assets. The founders have waived their rights to participate in any liquidation distribution with respect to the founders’ common stock.

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
     While we do not have set criteria for a target business, we have established general guidelines:
•	Established Companies. We generally focus on companies with a history of operating and financial results. We do not intend to acquire start-up companies.

•	Strong Free Cash Flow Characteristics. We seek to acquire companies that have a history of, or the ability to generate, strong, stable free cash flow. This may include companies with opportunities for cash flow growth through operational expansion or turnaround.

•	Strong Competitive Industry Position. For each potential acquisition, we review growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. We focus on companies that have a leading market position or that we believe have an opportunity to develop such a position. We analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, trademark protection and brand positioning. We seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.
•	Experienced Management Team. We seek to acquire businesses that have strong, experienced management teams. We may also seek to supplement target businesses’ management teams with seasoned and experienced executives recruited through our extensive professional network. We focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We believe that the operating expertise of our founders will complement, not replace, the target’s management team. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination.

•	Diversified Customer and Supplier Base. We seek to acquire businesses that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively influence their customers, suppliers and competitors.
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
Selection of a Target Business and Structuring of a Business Combination
     We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our founders or members of our management team or our or their respective affiliates, be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is).
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
     In connection with the vote required for any initial business combination, all of our founders, including all of our officers and directors, have agreed to vote the shares of common stock included in the units issued to them prior to our IPO (“founders’ units,” and the common stock and warrants comprising the founders’ units, the “founders’ common stock” and “founders’ warrants,” respectively) in accordance with the majority of the shares of common stock voted by the holders of shares of common stock issued in our IPO (“public shares,” and the holders thereof, “public stockholders”). Our founders have also agreed that they will vote the shares they purchased in our IPO and any they purchase in the open market in favor of an initial business combination. We will proceed with the initial business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the initial business combination and public stockholders owning less than 30% of the public shares both vote against the initial business combination and exercise their conversion rights, as described in the following section.
Conversion Rights
     At the time we seek stockholder approval of any initial business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Our founders will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether underlying the founders’ units or purchased by them in our IPO or in the aftermarket. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of public shares. As of March 31, 2009, the per-share conversion price would have been approximately $10.04.
     An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose (including at the meeting itself), but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the initial business combination to complete the tender or delivery of his shares to us if he wishes to seek to exercise his conversion rights. We will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.
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

     If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust fund, the per-share liquidation price as of March 31, 2009 would have been approximately $10.04. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Lawrence S. Stroll, Joel J. Horowitz and John D. Idol have agreed that they will be personally liable to pay debts and obligations to third parties or target businesses that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust fund but only if, and to the extent, that the claims would otherwise reduce the amount in the trust fund payable to our public stockholders in the event of a liquidation, and only if such a third party or prospective target business does not execute a valid and enforceable waiver.
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
If we are forced to liquidate before an initial business combination and distribute the trust account, our public stockholders may receive less than $10.04 per share and our warrants will expire worthless.
     As of March 31, 2009, the per-share liquidation price was approximately $10.04. If we are unable to complete an initial business combination by December 6, 2009 and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.00 because of the expenses of our IPO, our general and administrative expenses, the anticipated costs of seeking an initial business combination and potential claims of creditors, if any. As of March 31, 2009, the per-share liquidation price was approximately $10.04. However, we cannot assure you that we will in fact be able to distribute approximately $10.04 per share upon liquidation of the trust account, as a result of claims of creditors which may take priority over the claims of our public stockholders. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of an initial business combination.

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
     We believe that the funds available to us will be sufficient to allow us to operate at least until December 6, 2009, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit the funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $10.04 per share.
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
     Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $10.04 due to claims of such creditors. If we liquidate before the completion of an initial business combination and distribute the proceeds held in the trust account to our public stockholders, Joel J. Horowitz, Lawrence S. Stroll and John D. Idol have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of prospective target businesses or claims of third parties or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such third party or prospective target business or other entity does not execute a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. However, we cannot assure you that they will be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than approximately $10.04, plus interest, due to such claims.
     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $10.04.
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
     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after December 6, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
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
     Except for the limitation that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions), we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Although we are focusing our search for target businesses in the branded consumer sector, we may consummate an initial business combination with a company in any industry and are not limited to any particular type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we complete an initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such an opportunity were available, in a target business.

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
     Our officers and directors may in the future become affiliated with entities, including, among others, “blank check” companies, public companies, hedge funds, private equity funds, venture capital funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully consummate an initial business combination.
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
The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
     Our securities are currently quoted on the NYSE Amex. In order to continue quotation of our securities, we must meet certain continued listing standards of the exchange. Generally, we must maintain a minimum amount in stockholders’ equity (usually between $2,000,000 and $4,000,000) and a minimum number of public shareholders (usually 300 shareholders). Additionally, our securities cannot have what is deemed to be a “low selling price” as determined by the NYSE Amex. Additionally, in connection with our business combination, it is likely that the NYSE Amex will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
     On February 10, 2009, we received notice from the NYSE Amex indicating that we were below the continued listing standards of the exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the NYSE Amex’s Company Guide. On May 11, 2009, the NYSE Amex notified us that they had accepted our plan to regain compliance with the NYSE Amex rules. Pursuant to the plan, if it appears likely that we will not execute a definitive agreement for a business combination prior to August 11, 2009, we will take all actions necessary to hold an annual meeting of stockholders by August 11, 2009 solely to elect directors pursuant to Section 704 of the Company Guide. However, if we have signed a definitive agreement for a business combination prior to August 11, 2009 (or if it is apparent that it will be signed shortly thereafter), we will hold an annual meeting of stockholders promptly after the Securities and Exchange Commission completes its review of our proxy statement for such transaction and allows us to hold the meeting. At such meeting, in addition to asking stockholders to approve the transaction, stockholders will also be asked to elect directors pursuant to Section 704 of the Company Guide. Accordingly, we will be able to continue our listing but will be subject to continued periodic review by the NYSE Amex’s staff. If we do not adhere to our plan, the exchange could initiate delisting procedures against us.
     If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
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
     If we call our warrants for redemption after the redemption criteria described in the prospectus for our IPO have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” and (y) the fair market value. The “fair market value” shall mean the average reported last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.
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
     A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we have invested the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.
     If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

•	In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
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
ITEM 3. LEGAL PROCEEDINGS.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our units, common stock and warrants are listed on the NYSE Amex under the symbols GQN.U, GQN and GQN.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on December 12, 2007, and since the common stock and warrants commenced public trading separately on December 18, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal 2010:
First Quarter*	$9.90	$9.50	$9.70	$9.52	$0.10	$0.03

Fiscal 2009:
Fourth Quarter	$9.80	$9.22	$9.55	$9.19	$0.10	$0.03
Third Quarter	$9.50	$8.85	$9.19	$8.70	$0.21	$0.03
Second Quarter	$9.85	$9.50	$9.56	$9.10	$0.65	$0.20
First Quarter	$9.90	$9.50	$9.34	$9.13	$0.68	$0.47

Fiscal 2008:
Fourth Quarter	$10.49	$9.65	$9.25	$9.10	$1.00	$0.50
Third Quarter	$10.09	$9.71	$9.12	$8.97	$0.95	$0.75

*	Through June 8, 2009.
Holders
     As of June 11, 2009, there was one holder of record of our units, six holders of record of our common stock and six holders of record of our warrants.
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
Stock Price Performance Graph
     The following graph compares the cumulative total return for our common stock from December 18, 2007, the date our common stock first became separately tradable, through March 31, 2009 with the comparable cumulative return of two indices, the S&P 500 Index and the Amex Composite Index (formerly the Amex Market Value Index). The graph assumes $100 invested on December 18, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.
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
     Simultaneously with the consummation of the IPO, we consummated the private sale of 5,000,000 sponsors’ warrants to JLP Partners at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000. Such warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor. The sponsor’s warrants are identical to the warrants underlying the units sold in our IPO except that the warrants will not be transferable or salable by the purchasers (except (i) to an entity’s beneficiaries upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order or (v) to our officers, directors and persons affiliated with our founders, provided, in each of (i)-(v), that the transferee agrees to be bound by the transfer restrictions) until after we complete an initial business combination, and they will be exercisable on a cashless basis and will not be redeemable by us, in each case, so long as such warrants are held by the purchasers or their permitted transferees.
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
     We paid a total of $5,750,000 in underwriting discounts and commissions (not including deferred underwriting discounts and commissions of $14,375,000, which have been placed in our trust account and will be released to the underwriters only upon completion of our initial business combination) and $563,111 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) and the private sale of sponsors’ warrants were $286,390,858, of which $286,125,000 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We also have an aggregate of up to $2,875,000 of interest earned on the proceeds in the trust fund that is available to us to fund our working capital requirements, as well as any amounts necessary to pay our tax obligations. Through March 31, 2009, we had used $265,858 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and we had drawn interest income in the amount of $880,000 and $1,729,095 for our working capital and tax obligations, respectively. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of March 31, 2009, the funds held in trust have earned $2,419,123 in interest income that has not been drawn by us (for a total of $288,540,957 held in the trust fund), of which $1,995,000 is available to be drawn by us as describe above.
ITEM 6. SELECTED FINANCIAL DATA.
     The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

		For the period from
	For the year ended	July 3, 2007 (inception)
Income Statement Data:	March 31, 2009	through March 31, 2008

Revenue	$—	$—
Loss from operations	(789,117)	(241,809)
Interest income	3,127,016	1,901,202
Net income	1,192,516	895,050
Basic net income per share	.03	.06
Diluted net income per share	.03	.05
Weighted average shares outstanding excluding shares subject to possible conversion — Basic	35,937,500	15,907,629
Weighted average shares outstanding excluding shares subject to possible conversion — Diluted	45,904,443	19,806,901

Balance Sheet Data:	As at March 31, 2009	As at March 31, 2008

Working capital	$273,890,639	$272,698,123
Cash held in trust account	288,540,957	287,574,981
Total assets	288,685,647	287,984,820
Total liabilities	14,795,008	15,286,697
Value at initial public offering of common stock which may be redeemed for cash ($9.95 per share)	85,837,490	85,837,490
Stockholders’ Equity	188,053,149	186,860,633

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.
Forward Looking Statements
     All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
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
Results of Operations
     For the year ended March 31, 2009, we had a net income of $1,192,516 consisting of $3,127,016 of interest income offset by $789,117 of general, selling and administrative expenses and $1,145,383 of provision for income taxes.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     None.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     This information appears following Item 15 of this Report and is included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.
     Based on his evaluation as of March 31, 2009, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of March 31, 2009.
     Ernst & Young LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as included elsewhere herein.
Changes in Internal Control Over Financial Reporting
     For the fiscal quarter ended March 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
     Our current directors and executive officers are as follows:

Name	Age	Position
Joel J. Horowitz	58	Chief Executive Officer, Treasurer and Director
Lawrence S. Stroll	49	Chairman of the Board
John D. Idol	50	President, Secretary and Director
Arthur Bargonetti	75	Director
John R. Muse	58	Director
M. William Benedetto	68	Director
Stephen F. Reitman	61	Director
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
     John D. Idol has been our president, secretary and a member of our board of directors since our inception. In January 2003, Mr. Idol joined Mr. Kors, Lawrence Stroll and Silas Chou in acquiring the Michael Kors business. Mr. Idol has served as the chief executive officer of Michael Kors Corporation since January 2003. From July 2001 until July 2003 when it was sold to the Jones Apparel Group, Mr. Idol served as chief executive officer of Kasper A.S.L., Ltd., a women’s branded apparel company whose lines included the Anne Klein brands, to lead the company through its Chapter 11 restructuring. From July 1997 to July 2001, Mr. Idol served as chief executive officer of Donna Karan International Inc., which designs, markets and distributes collections of women’s and men’s apparel and sportswear, accessories and shoes under the Donna Karan New York and DKNY brand names. In 2001, Mr. Idol and a special committee of Donna Karan International negotiated the sale of Donna Karan International to Louis Vuitton Moet Hennessey. From 1984 to 1990, Mr. Idol served as vice president, and from 1990 to 1994, Mr. Idol served as president, of the Ralph Lauren home collection. From 1994 to 1997, he served as Ralph Lauren’s group president and chief operating officer—product licensing, home collection and men’s collection. Mr. Idol began his career in 1980 at J.P. Stevens, a major U.S. textile manufacturer.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
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
Audit Committee
     Effective December 2007, we established an audit committee of the board of directors, which consists of Arthur Bargonetti, as chairman, M. William Benedetto and John R. Muse, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:
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
Financial Experts on Audit Committee
     The audit committee is, and will at all times be, composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
     In addition, we must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that each of Arthur Bargonetti and M. William Benedetto satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
ITEM 11. EXECUTIVE COMPENSATION.
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
     It is likely that our executives’ compensation will have three primary components — salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

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
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth information regarding the beneficial ownership of our common stock as of June 11, 2009 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

			Approximate
	Amount of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Common Stock
JLJ Partners, LLC(2)	7,062,500	(3)	19.7%
QVT Financial LP	3,127,667	(4)	8.7%
Millenco LLC	2,487,000	(5)	6.1%
Aldebaran Investments LLC	2,185,618	(6)	6.1%
Deutsche Bank AG	1,865,101	(7)	5.2%
Andrew M. Weiss, Ph.D.	1,838,800	(8)	5.1%
Lawrence S. Stroll	0	(9)	*
Joel J. Horowitz	0	(9)	*
John D. Idol	0	(9)	*
Arthur Bargonetti	31,250	(10)	*
John R. Muse	281,250	(11)	*
M. William Benedetto	31,250	(10)	*
Stephen F. Reitman	31,250	(10)	*
All directors and executive officers as a group (seven individuals)	7,437,500	(12)	20.7%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals or entities is 11 West 42nd Street, 21st Floor, New York, New York 10036.

(2)	Lawrence S. Stroll, Joel J. Horowitz and John D. Idol share voting and dispositive power over the shares held by JLJ Partners.

(3)	Does not include (i) 7,062,500 shares of common stock issuable upon exercise of founders’ warrants and (ii) 5,000,000 shares of common stock issuable upon exercise of sponsors’ warrants, all of which are not exercisable and will not become exercisable within 60 days.

(4)	Represents (i) 2,665,600 shares of common stock beneficially owned by QVT Fund LP (“Fund”), (ii) 278,410 shares of common stock beneficially owned by Quintessence Fund L.P. (“Quintessence”), and (iii) 183,657 shares of common stock held in a separate discretionary account for a third party (“Separate Account”). QVT Financial LP (“QVT Financial”), as the investment manager for the Fund, Quintessence and the Separate Account, may be deemed the beneficial owner of all such shares. QVT Financial GP LLC (“GP”), as the general partner of QVT Financial, may be deemed the beneficial owner of all such shares. QVT Associates GP LLC (“Associates”), as the general partner of the Fund and Quintessence, may be deemed the beneficial owner of the shares held by such entities. Each entity has shared power to vote and dispose of the shares beneficially owned by it. This amount does not include warrants that are not exercisable and will not become exercisable until we complete a business combination. The business address for QVT Financial, GP and Associates is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The business address for the Fund is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 9, 2008, as amended on February 7, 2008 and January 30, 2009.

(5)	Represents 2,487,000 shares of common stock beneficially owned by Integrated Core Strategies (US) LLC (“ICS”). Integrated Holding Group LP (“IHG”), as the managing member of ICS, Millenium Management LLC (“Millenium”), as the the general partner of IHG, and Isreal A. Englander, as the managing member of Millenium, may each be deemed the beneficial owner of such shares. Each of ICS, IHG, Millenium and

Mr. Englander has shared power to vote and dispose of the shares. This amount does not include 4,937,954 shares of common stock issuable upon the exercise of warrants held by ICS. The business address for Millenium is 666 Fifth Avenue, New York, New York 10103 and the business address for Mr. Englander and ICS is c/o Millenium Management LLC at the same address. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on December 26, 2007, as amended on November 3, 2008.

(6)	Represents shares of common stock held in a separate account for which Aldebaran Investments LLC (“Aldebaran”) is the investment manager. Aldebaran has sole power to vote and dispose of the shares. The business address of Aldebaran is 11 West 42nd Street, 21st Floor, New York, New York 10036. The foregoing information was derived from a Schedule 13G filed with the Securities Exchange Commission on February 17, 2009.

(7)	Represents (i) 1,700,801 shares of common stock beneficially owned by Deutsche Bank AG, London Branch (“London Branch”) and (ii) 164,300 shares of common stock owned by Deutsche Bank Securities, Inc. (“DBS”). Each of the London Branch and DBS have sole power to vote and dispose of the shares. The London Branch and DBS are subsidiaries of Deutsche Bank AG (“Bank”). This amount represents shares beneficially owned by the Corporate and Investment Banking and the Corporate Investments business groups and not shares of common stock held by any other business group of the Bank. The address of the Bank is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany. The foregoing information was derived from a Schedule 13G filed with the Securities Exchange Commission on February 6, 2009.

(8)	Represents (i) 1,169,036 shares of common stock beneficially owned by Weiss Asset Management, LLC and (ii) 669,764 shares of common stock beneficially owned by Weiss Capital, LLC. Mr. Weiss is managing member of both Weiss Asset Management, LLC and Weiss Capital, LLC. The business address for each entity and for Mr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on April 25, 2008.

(9)	Does not include the shares held by JLJ Partners, of which each individual is approximately a 1/3 beneficial owner, either directly or through entities of which they or their family members are owners and beneficiaries.

(10)	Does not include 31,250 shares of common stock issuable upon exercise of founders’ warrants which are not exercisable and will not become exercisable within 60 days.

(11)	Represents (i) 91,250 shares of common stock held by Mr. Muse, (ii) 150,000 shares of common stock held by Muse Family Enterprises, Ltd., a family partnership benefiting Mr. Muse’s children, (iii) 30,000 shares of common stock held by Muse Children’s GS Trust, a trust established for the benefit of Mr. Muse’s children, and (iv) 10,000 shares of common stock held by The Muse Educational Foundation of which Mr. Muse is President. Does not include (i) 91,250 shares of common stock issuable upon exercise of founders’ warrants and public warrants held by Mr. Muse, (ii) 150,000 shares of common stock issuable upon exercise of public warrants held by Muse Family Enterprises, Ltd., (iii) 30,000 shares of common stock issuable upon exercise of public warrants held by Muse Children’s GS Trust and (iv) 10,000 shares of common stock issuable upon exercise of public warrants held by The Muse Educational Foundation, none of which are exercisable or will become exercisable within 60 days.

(12)	Does not include (i) 7,437,500 shares of common stock issuable upon exercise of founders’ warrants, (ii) 250,000 shares of common stock issuable upon the exercise of public warrants and (iii) 5,000,000 shares of common stock issuable upon exercise of sponsors’ warrants, all of which are not exercisable and will not become exercisable within 60 days.
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
     JLJ Partners, Joel J. Horowitz, Lawrence S. Stroll and John D. Idol are our “promoters” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     On July 3, 2007, we issued 7,187,500 units, representing 7,187,500 shares of our common stock and 7,187,500 warrants included in the founders’ units to the entity and individuals set forth below for an aggregate of $25,000 in cash, at a purchase price of approximately $0.003 per unit, as follows:

	Number of	Number of
Name	Shares	Warrants	Relationship to Us
JLJ Partners, LLC	7,093,750	7,093,750	Stockholder
Arthur Bargonetti	31,250	31,250	Director
John R. Muse	31,250	31,250	Director
M. William Benedetto	31,250	31,250	Director
     In October 2007, JLJ Partners transferred 31,250 units to Stephen F. Reitman upon his becoming a director of ours at the same purchase price that it initially paid for such units.
     The holders of the majority of the shares of founders’ common stock and founders’ warrants, respectively, will be entitled to demand that we register these securities pursuant to an agreement signed on the date of our IPO. The holders of the majority of the founders’ common stock and founders’ warrants may elect to exercise these registration rights at any time commencing 30 days after the consummation of our initial business combination. In addition, these stockholders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the date on which these shares are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
     JLJ Partners purchased the 5,000,000 sponsor’s warrants (for a total purchase price of $5,000,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our IPO. The sponsor’s warrants will be identical to the warrants underlying the units offered in our IPO except that the warrants will not be transferable or salable by the purchasers (except (i) to an entity’s beneficiaries upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order or (v) to our officers, directors and persons affiliated with our founders, provided, in each of (i)-(v), that the transferee agrees to be bound by the transfer restrictions) until after we complete an initial business combination, they will be exercisable on a cashless basis and will not be redeemable by us, in each case, so long as such warrants are held by the purchasers or their permitted transferees. The holders of the majority of these sponsor’s warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time commencing 30 days after we consummate our initial business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The firm of Ernst & Young acts as our independent registered public accounting firm. The following is a summary of fees paid to Ernst & Young for services rendered.
Audit Fees
     During the fiscal years ended March 31, 2009 and March 31, 2008, audit fees for our independent registered public accounting firm were $70,000 and $65,000, respectively.
Audit-Related Fees
     We did not receive audit-related services that are not reported as Audit Fees for the fiscal years ended March 31, 2009 or March 31, 2008.
Tax Fees
     During the fiscal year ended March 31, 2009, tax fees for our independent registered public accounting firm were $5,000. During the fiscal year ended March 31, 2008, our independent registered public accounting firm did not render any for tax services to us.
All Other Fees
     During the fiscal year ended March 31, 2009, there was $38,000 of fees billed for services provided by our independent registered public accounting firm other than those set forth above. During the fiscal year ended March 31, 2008, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.
Audit Committee Approval
     Since our audit committee was not formed until December 2007, the audit committee did not pre-approve the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation.(1)

3.2	By-laws.(2)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

Exhibit No.	Description

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Letter Agreement between the Registrant and Joel J. Horowitz.(1)

10.2	Letter Agreement between the Registrant and Lawrence S. Stroll.(1)

10.3	Letter Agreement between the Registrant and John D Idol.(1)

10.4	Letter Agreement between the Registrant and Arthur Bargonetti.(1)

10.5	Letter Agreement between the Registrant and John R. Muse.(1)

10.6	Letter Agreement between the Registrant and M. William Benedetto.(1)

10.7	Letter Agreement between the Registrant and Stephen F. Reitman.(1)

10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.9	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)

10.10	Form of Administrative Services Agreement between the Registrant and JLJ Partners, LLC.(1)

10.11	Form of Promissory Note issued to JLJ Partners, LLC.(1)

10.12	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

10.13	Sponsor’s Warrant Subscription Agreement among the Registrant, Graubard Miller and JLJ Partners, LLC.(1)

10.14	Co-Investment Subscription Agreement among the Registrant and JLJ Partners, LLC.(1)

10.15	Co-Investment Subscription Agreement among the Registrant and Sportswear Holdings Limited.(1)

10.16	Form of letter agreement of the interest owners of JLJ Partners, LLC.(1)

14	Code of Ethics.(1)

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(1)

99.2	Nominating Committee Charter.(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-145684).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 28, 2009.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June 2009.

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

Name	Title	Date

/s/ Joel J. Horowitz Joel J. Horowitz	Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	June 15, 2009

/s/ Lawrence S. Stroll Lawrence S. Stroll	Chairman of the Board	June 15, 2009

/s/ John D. Idol John D. Idol	President, Secretary and Director	June 15, 2009

/s/ Arthur Bargonetti Arthur Bargonetti	Director	June 15, 2009

Name	Title	Date

/s/ John R. Muse John R. Muse	Director	June 15, 2009

/s/ M. William Benedetto M. William Benedetto	Director	June 15, 2009

/s/ Stephen F. Reitman Stephen F. Reitman	Director	June 15, 2009

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Page

Reports of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of March 31, 2009 and March 31, 2008	F-4

Statements of Operations for the Period July 3, 2007 (inception) to March 31, 2009, the Year ended March 31, 2009 and the Period July 3, 2007 (inception) to March 31, 2008	F-5

Statements of Stockholders’ Equity for the Period July 3, 2007 (inception) to March 31, 2009	F-6

Statements of Cash Flows for the Period July 3, 2007 (inception) to March 31, 2009, the Year ended March 31, 2009 and the Period July 3, 2007 (inception) to March 31, 2008	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Global Brands Acquisition Corp.
We have audited the accompanying balance sheet of Global Brands Acquisition Corp. (a development stage enterprise) as of March 31, 2008 and March 31, 2009, and the related statements of income, shareholders’ equity, and cash flows for the period from July 3, 2007 (inception) through March 31, 2008, the year ended March 31, 2009 and the period from July 3, 2007 (inception) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Brands Acquisition Corp. at March 31, 2008 and March 31, 2009, and the results of its operations and its cash flows for the period from July 3, 2007 (inception) through March 31, 2008, the year ended March 31, 2009 and the period from July 3, 2007 (inception) through March 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Brands Acquisition Corp.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young
New York, NY
June 15, 2009

The Board of Directors and Shareholders
of Global Brands Acquisition Corp.
We have audited Global Brands Acquisition Corp.’s (a development stage enterprise) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). Global Brands Acquisition Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Brands Acquisition Corp. as of March 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended and our report dated June 15, 2009 and expressed an unqualified opinion thereon.
/s/ Ernst & Young
New York, New York
June 15, 2009

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Balance Sheets

	March 31, 2009	March 31, 2008

Assets
Current assets:
Cash	$136,690	$219,001
Cash held in trust fund	288,540,957	287,574,981
Prepaid expense	8,000	97,300

Total current assets	288,685,647	287,891,282
Deferred tax asset	—	93,538

Total assets	$288,685,647	$287,984,820

Liabilities and stockholders’ equity
Current liabilities:
Accrued accounting fees payable	$55,000	$20,000
Income tax payable	360,361	857,881
Accrued filing fees payable	14,375,000	14,375,000
Accrued payable, stockholders	4,647	33,816

Total current liabilities	$14,795,008	$15,286,697

Common stock, subject to possible conversion, 8,624,999 shares at conversion value at initial public offering	85,837,490	85,837,490

Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 35,937,500 (less 8,624,999 shares subject to possible conversion) shares issued and outstanding	2,732	2,732
Additional paid-in capital	185,962,851	185,962,851
Earnings accumulated during the development stage	2,087,566	895,050

Total stockholders’ equity	188,053,149	186,860,633

Total liabilities and stockholders’ equity	$288,685,647	$287,984,820

The accompanying notes are an integral part of these financial statements.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Statements of Operations
For the Period July 3, 2007 (inception) to March 31, 2009,
the year ending March 31, 2009 and the
Period July 3, 2007 (inception) to March 31, 2008

	For the period		For the period
	July 3, 2007	For the year	July 3, 2007
	(inception) to	ending	(inception) to
	March 31, 2009	March 31, 2009	March 31, 2008

Formation and operating costs	$788,202	$611,393	$176,809
Professional and other fees	242,724	177,724	65,000

Operating loss	(1,030,926)	(789,117)	(241,809)
Interest income	5,028,218	3,127,016	1,901,202

Income before income taxes	3,997,292	2,337,899	1,659,393

Provision for income taxes	1,909,726	1,145,383	764,343

Net income	$2,087,566	$1,192,516	$895,050

Weighted average number of common shares outstanding
Basic	28,400,216	35,937,500	15,907,629
Diluted	35,701,006	45,904,443	19,806,901
Net income per common share
Basic	$.07	$.03	$.06
Diluted	$.06	$.03	$.05
The accompanying notes are an integral part of these financial statements.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Statement of Stockholders’ Equity
For the Period July 3, 2007 (inception) to March 31, 2009

				Earnings
			Additional	accumulated	Total
	Common Stock		paid-in	during	stockholders’
	Shares	Amount	capital	development stage	equity

Common shares issued at inception	7,187,500	$719	$24,281	$—	$25,000

Sale of 28,750,000 units, net of underwriters’ discount and offering expenses (includes 8,624,999 shares subject to possible conversion)	28,750,000	2,875	266,775,198	—	266,778,073
Proceeds subject to possible conversion of 8,624,999 shares		(862)	(85,836,628)	—	(85,837,490)
Proceeds from issuance of founders’ warrants		—	5,000,000	—	5,000,000
Net income		—	—	895,050	895,050

Balances, at March 31, 2008	35,937,500	2,732	185,962,851	895,050	186,860,633

Net income		—	—	1,192,516	1,192,516

Balances, at March 31, 2009	35,937,500	$2,732	$185,962,851	$2,087,566	$188,053,149

The accompanying notes are an integral part of these financial statements.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Statements of Cash Flows
For the Period July 3, 2007 (inception) to March 31, 2009,
the year ended March 31, 2009, and
the Period July 3, 2007 (inception) to March 31, 2008

	For the period		For the period
	July 3, 2007	For the year	July 3, 2007
	(inception) to	ended March 31,	(inception) to
	March 31, 2009	2009	March 31, 2008

Cash flows from operating activities
Net income	$2,087,566	$1,192,516	$895,050
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Prepaid expense	(8,000)	89,300	(97,300)
Deferred tax asset	—	93,538	(93,538)
Accrued expenses	55,000	35,000	20,000
Accrued payable, stockholders	4,647	(29,169)	33,816
Income tax payable	360,361	(497,520)	857,881

Net cash provided by operating activities	2,499,574	883,665	1,615,909

Cash flows from investing activities
Cash held in trust fund	(288,540,957)	(965,976)	(287,574,981)

Cash flows from financing activities
Gross proceeds from initial public offering	287,500,000	—	287,500,000
Proceeds from notes payable, stockholders	100,000	—	100,000
Payment of notes payable, stockholders	(100,000)	—	(100,000)
Proceeds from issuance of common stock	25,000	—	25,000
Proceeds from issuance of founders’ warrants	5,000,000	—	5,000,000
Payment of offering costs	(6,346,927)	—	(6,346,927)

Net cash provided by financing activities	286,178,073	—	286,178,073

Net increase (decrease) in cash	136,690	(82,311)	219,001
Cash, beginning of period	—	219,001	—

Cash, end of period	$136,690	$136,690	$219,001

Supplementary cash flow disclosure
Income taxes paid	$1,585,860	$1,585,860	$—
The accompanying notes are an integral part of these financial statements.

A. Description of Organization and Business Operations
Global Brands Acquisition Corp. (a corporation in the development stage) (the Company) was incorporated in Delaware on July 3, 2007. The Company was formed to acquire an operating business or asset or several operating businesses or assets (a Business Combination) through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity through March 31, 2009 relates to the formation of the Company and its initial public offering described below in Note E. The Company has neither engaged in any operations nor generated revenue to date and will not until completion of a business combination. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. The Company has selected March 31st as its fiscal year end.
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
In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (as no value is attributed to the warrants contained in the Units sold in the Offering discussed in Note E).
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $250,000 until December 31, 2009 and $100,000 thereafter. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the company’s assets and liabilities, which qualify as financial instruments under SFAS No. 157, Fair Value Measurements, approximates the carrying amounts represented in the balance sheet.
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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The adoption of FAS 157 by the Company on April 1, 2008 had no material impact to its financial statements given the development stage nature of the Company. The Company has no investment assets or liabilities that would be classified as Level II or Level III. The Company’s investment in a money market fund amounting to $288,540,957 as of March 31, 2009 which invests exclusively in 100% U.S. Treasury Securities is considered a Level I asset.
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
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of FAS 141R. FAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company as of the beginning of Fiscal 2010 and its application is not expected to have a material effect on the Company’s consolidated financial statements.
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
D. Stockholders’ Equity
The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 35,937,500 (including 8,624,999 shares subject to possible conversion) are outstanding as of March 31, 2009. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

E. Initial Public Offering
On December 12, 2007, the Company sold 28,750,000 units (Units) to the public at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (Warrant). Each Warrant entitles the holder to purchase from the Company one share of common stock, subject to the restrictions discussed below, at an exercise price of $7.00 commencing on the completion of a Business Combination with a target business, and will expire December 5, 2012, unless earlier redeemed. The Warrants will be redeemable, in whole and not in part, at a price of $0.01 per Warrant upon 30 days prior written notice of redemption, only in the event that the last sales price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is sent to the holders of Warrants. The Warrants may not be redeemed unless an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants is available throughout the redemption period.
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

In addition, JLJ Partners, LLC (JLJ Partners) purchased an aggregate of 5,000,000 warrants from the Company at a price of $1.00 per Warrant ($5.0 million in the aggregate) in a private placement that occurred simultaneously with the consummation of the Offering. The $5.0 million was placed in the Trust Account until a successful completion of an initial Business Combination. If the Company does not complete an initial Business Combination, the $5.0 million will be part of the liquidating distribution to the public stockholders, and the sponsor’s warrants will expire worthless. There will not be any liquidating distributions with respect to the warrants. The sponsor’s warrants will not be transferable or salable by JLJ Partners (subject to limited exceptions) until after the Company completes an initial Business Combination, and will be exercisable on a cashless basis and will be non-redeemable by the Company, in each case, so long as they are held by JLJ Partners or its permitted transferees. In addition, commencing 30 days after the consummation of an initial business combination, the sponsor’s warrants and the underlying shares of common stock are entitled to registration rights under an agreement to be signed on or before the date of the prospectus. With the exception of the terms noted above, the sponsor’s warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the initial public offering. The Company believes the purchase price of these Warrants approximated the fair value of such Warrants on the date of issuance.
In addition, JLJ Partners and Sportswear Holdings Limited, an affiliate of the Company’s chairman of the board, have agreed to purchase 2,500,000 Units at a price of $10 per Unit (an aggregate price of $25.0 million) from the Company in a private placement that may occur contingent upon the Company’s consummation of a Business Combination. These private placement units are identical to the Units sold in the Offering, except that, subject to certain exceptions, these Units and underlying securities will not be sold, assigned or transferred for a period of 180 days from the date of the consummation of the Business Combination.
The Company presently occupies office space provided by JLJ Partners. JLJ Partners has agreed that, until the consummation of a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay JLJ Partners $10,000 per month for such services.
G. Income Taxes
The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period ended March 31, 2009 are as follows:

	For the period		For the period
	July 3, 2007	For the year	July 3, 2007
	(inception) to	ended March 31,	(inception) to
	March 31, 2009	2009	March 31, 2008
Current:
Federal	$1,173,898	$707,132	$537,514
State & Local	735,828	438,251	320,367

Current provision for income taxes	$1,909,726	$1,145,383	$857,881

	For the period		For the period
	July 3, 2007	For the year	July 3, 2007
	(inception) to	ended March 31,	(inception) to
	March 31, 2009	2009	March 31, 2008
Deferred:
Federal	$—	$—	$(70,748)
State & Local	—	—	(22,790)

Current provision for income taxes	$—	$—	$(93,538)

Total provision for income taxes	$1,909,726	$1,145,383	$764,343

The deferred tax asset at March 31, 2008 was temporary differences related to start up costs.
The Company’s effective tax rate of 47.78%, 49% and 46.06% for the period from July 3, 2007 (inception) to March 31, 2009, the year ended March 31, 2009 and the period from July 3, 2007 (inception) to March 31, 2008, respectively differs from the federal statutory rate of 34.0% mainly due to certain differences including state.
The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate:

	For the period		For the period
	July 3, 2007	For the year	July 3, 2007
	(inception) to	ended March 31,	(inception) to
	March 31, 2009	2009	March 31, 2008
U.S. Federal Statutory Rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
State and Local Income Taxes, net of Federal Benefits	12.15%	11.29%	12.74%
Others	1.63%	3.71%	(0.68%)

Effective Tax Rate	47.78%	49.00%	46.06%