Form 10-Q
period 2009-06-30
Global Brands Acquisition Corp.
filed 2009-08-10
CIK 1409383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to
Commission File Number 001-33855
Global Brands Acquisition Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	26-0482599

(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 7, 2009, 35,937,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Page
Part I. Financial Information:

Item 1 —Financial Statements:

Condensed Balance Sheet at June 30, 2009 (Unaudited) and March 31, 2009	3

Condensed Statements of Operations (Unaudited) for the Three Months Ended June 30, 2009, for the Three Months Ended June 30, 2008, and for the Period July 3, 2007 (inception) through June 30, 2009	4

Condensed Statement of Stockholders’ Equity (Unaudited) for the Period July 3, 2007 (inception) to June 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2009, the Three Months Ended June 30, 2008, and for the Period July 3, 2007 (inception) to June 30, 2009	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition And Results of Operations	15

Item 4 — Controls and Procedures	17

Part II. Other Information:

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 — Exhibits	18

Signatures	19
EX-31
EX-32

Part I: Financial Information
Item 1 — Financial Statements (Unaudited)
Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Balance Sheet

	June 30,	March 31,
	2009	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$201,300	$136,690
Cash held in trust fund	287,815,800	288,540,957
Income tax receivable	144,641	—
Prepaid expense	60,114	8,000

Total assets	$288,221,855	$288,685,647

Liabilities and stockholders’ equity
Current liabilities:
Accrued professional and other fees payable	$15,000	$55,000
Income tax payable	—	360,361
Accrued filing fees payable	14,375,000	14,375,000
Accrued payable, stockholders	42,168	4,647

Total current liabilities	$14,432,168	$14,795,008

Common stock, subject to possible conversion, 8,624,999 shares at conversion value at initial public offering	85,837,490	85,837,490

Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 35,937,500 (less 8,624,999 shares subject to possible conversion) shares issued and outstanding	2,732	2,732
Additional paid-in capital	185,962,851	185,962,851
Earnings accumulated during the development stage	1,986,614	2,087,566

Total stockholders’ equity	187,952,197	188,053,149

Total liabilities and stockholders’ equity	$288,221,855	$288,685,647

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Operations (unaudited)
For the Three Months Ended June 30, 2009 and June 30, 2008,
And the Period July 3, 2007 (inception) to June 30, 2009

			For the period
	For the Three	For the Three	July 3, 2007
	Months Ended	Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Formation and operating costs	$204,858	$91,463	$993,060
Professional and other fees	15,000	74,500	257,724

Operating loss	(219,858)	(165,963)	(1,250,784)
Interest income	35,904	1,189,121	5,064,122

Income (loss) before income taxes	(183,954)	1,023,158	3,813,338

Provision (benefit) for income taxes	(83,002)	504,641	1,826,724

Net income (loss)	$(100,952)	$518,517	$1,986,614

Weighted average number of common shares outstanding
Basic	35,937,500	35,937,500	29,342,376
Diluted	47,102,443	45,757,752	37,131,820
Net income per common share
Basic	$—	$.01	$.07
Diluted	$—	$.01	$.05

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the Period July 3, 2007 (inception) to June 30, 2009

				Earnings
			Additional	accumulated	Total
	Common Stock		paid-in	during	stockholders’
	Shares	Amount	capital	development stage	equity
Common shares issued at inception	7,187,500	$719	$24,281	$—	$25,000
Sale of 28,750,000 units, net of underwriters’ discount and offering expenses (includes 8,624,999 shares subject to possible conversion)	28,750,000	2,875	266,775,198	—	266,778,073
Proceeds subject to possible conversion of 8,624,999 shares		(862)	(85,836,628)	—	(85,837,490)
Proceeds from issuance of founders’ warrants	—	—	5,000,000	—	5,000,000
Net income for the period from July 3, 2007 (inception) to March 31, 2008	—	—	—	2,087,566	2,087,566

Balances, at March 31, 2009	35,937,500	2,732	185,962,851	2,087,566	188,053,149
Net loss for the period from April 1, 2009 to June 30, 2009	—	—	—	(100,952)	(100,952)

Balances, at June 30, 2009 (unaudited)	35,937,500	$2,732	$185,962,851	$1,986,614	$187,952,197

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Cash Flows
(unaudited)
For the Three Months Ended June 30, 2009 and June 30, 2008,
and for the period from July 3, 2007 (inception) to June 30, 2009

			For the period
	For the Three	For the Three	July 3, 2007
	Months Ended	Months Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash flows from operating activities
Net income (loss)	$(100,952)	$518,517	$1,986,614
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Income tax receivable	(144,641)	—	(144,641)
Prepaid expense	(52,114)	22,325	(60,114)
Deferred tax asset	—	93,538	—
Accrued expenses	(40,000)	(5,500)	15,000
Accrued payable, stockholders	37,521	(9,071)	42,168
Income tax payable	(360,361)	413,103	—

Net cash provided by (used in) operating activities	(660,547)	1,032,912	1,839,027

Cash flows from investing activities
Cash held in trust fund	725,157	(1,188,316)	(287,815,800)

Net cash provided by (used in) investing activities	725,157	(1,188,316)	(287,815,800)

Cash flows from financing activities
Gross proceeds from initial public offering	—	—	287,500,000
Proceeds from notes payable, stockholders	—	—	100,000
Repayment of notes payable, stockholders	—	—	(100,000)
Proceeds from issuance of common stock	—	—	25,000
Proceeds from issuance of founders’ warrants	—	—	5,000,000
Payment of offering costs	—	—	(6,346,927)

Net cash provided by financing activities	—	—	286,178,073

Net increase (decrease) in cash	64,610	(155,404)	201,300
Cash, beginning of period	136,690	219,001	—

Cash, end of period	$201,300	$63,597	$201,300

Supplementary cash flow disclosure
Income taxes paid	$422,000	$—	$2,007,860
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
B. Summary of Significant Accounting Policies
Development Stage Company
The Company complies with the reporting requirements of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements for the period ended March 31, 2009. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the period from April 1, 2009 to

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Notes to Financial Statements
June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2010.
Comprehensive Income (Loss)
Comprehensive income (loss) is equal to net income.
Net Income (Loss) per Common Share
Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Notes to Financial Statements
a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Company adopted the provisions of FAS 157 for all of its financial assets and liabilities within scope as of the beginning of Fiscal 2009 (April 1, 2008). In addition, the Company adopted the provisions of FAS 157 for all of its nonfinancial assets and liabilities within scope as of the beginning of Fiscal 2010 (April 1, 2009). The adoption of the provisions of FAS 157 did not have a significant impact on the Company’s financial statements. The Company has no investment assets or liabilities that would be classified as Level II or Level III. The Company’s investment in a money market fund amounting to $287,815,800 as of June 30, 2009 which invests exclusively in 100% U.S. Treasury Securities is considered a Level I asset.
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
In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”), which replaces FAS No. 141. FAS 141R was issued to create greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141R include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need to expense acquisition-related transaction and restructuring costs rather than to treat them as part of the cost of the acquisition. FAS 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of FAS 141R as of the beginning of Fiscal 2010 (April 1, 2009). The adoption of FAS 141R did not have a significant impact on the Company’s financial statements, but could impact the accounting for future business combinations.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Notes to Financial Statements
interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of FAS 141R. FAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of FAS 160 did not have a significant impact on the Company’s financial statements, but could impact the accounting for future acquisitions in which the Company does not acquire 100% of an entity.
In accordance with FAS No. 165, “Subsequent Events,” the Company evaluates events and/or transactions that occur after the balance sheet date, but before the issuance of financial statements, for potential recognition or disclosure in its financial statements. The Company has evaluated all subsequent events through August 7, 2009, the date of the Company’s interim financial statements were issued.
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
D. Stockholders’ Equity
The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 35,937,500 (including 8,624,999 shares subject to possible conversion) are outstanding as of June 30, 2009. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.
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
G. Income Taxes
The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax expense (benefit) by taxing jurisdiction for the three months ended June 30, 2009 are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
Current:
Federal	$(52,006)	$301,844
State & Local	(30,996)	202,797

Current benefit for income taxes	$(83,002)	$504,641

The Company’s effective tax rate of (45.1%) and 49.3% at June 30, 2009 and 2008, resectively, differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes.

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
Results of Operations
     For the three months ended June 30, 2009, we had a net loss of $100,952 consisting of $35,904 of interest income offset by $204,858 of formation and operating costs and $15,000 of professional and other fees, and an income tax benefit $83,002. Our interest income is derived primarily from a money market fund that invests 100% in U.S. Treasury Securities, which have declined in yield compared to the comparable prior year period.
     For the three months ended June 30, 2008, we had a net income of $518,517 consisting of $1,189,121 of interest income offset by $91,463 of formation and operating costs, $74,500 of accounting fees and $504,641 of income tax provision.
     For the period from July 3, 2007 (inception) to June 30, 2009, we had a net income of $1,986,614 consisting of $5,064,122 of interest income offset by $993,060 of formation and operating costs, $257,724 of accounting fees and $1,826,724 of income tax provision.

Income Taxes
     Income taxes (benefit) for the period from July 3, 2007 (inception) to June 30, 2009 and for the three months ended June 30, 2009 were provided for at a rate of 47.9% and (45.1%), respectively. We currently anticipate that our tax expense for the full year ending March 31, 2010 as a percentage of pre-tax income will be between 45.0% and 47.0%. It is possible that our estimated full year rate could change from discrete items or the receipt of new information. Under Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate any unrecognized tax benefits.
Financial Condition and Liquidity
     We consummated our initial public offering of 28,750,000 units, including 3,750,000 units subject to the underwriters’ over-allotment option, on December 12, 2007. Gross proceeds from our initial public offering were $287,500,000. We paid a total of $5,750,000 in underwriting discounts and commissions and $563,111 for other costs and expenses related to the offering and the over-allotment option. An additional $14,375,000 of offering costs have been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $5,000,000 from the private sale of warrants (the “Sponsor’s Warrants”) to JLJ Partners, LLC (“JLJ Partners”), an entity beneficially owned approximately one-third each by Joel J. Horowitz, our chief executive officer, treasurer and director, Lawrence S. Stroll, our chairman of the board, and John D. Idol, our president, secretary and director, either directly or through entities of which they or their family members are owners and beneficiaries, from the offering were $286,390,858, of which $286,125,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds to operate through December 6, 2009, assuming that a business combination is not consummated during that time.
     We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.
     Commencing on December 6, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from JLJ Partners of $10,000 per month for providing us with office space and certain general and administrative services.
     In the event that we do not consummate a Business Combination by December 6, 2009, our corporate existence will cease except for purposes of winding up and liquidating. The amounts held in the Trust Account will be distributed to our public stockholders, excluding our founders to the extent of their stock holdings prior to our initial public offering. In the event of such distribution, it is likely that the distribution will be less than investors’ initial contributions for shares acquired in our initial public offering.

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
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
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
     We paid a total of $5,750,000 in underwriting discounts and commissions and $563,111 for other costs and expenses related to the offering and the over-allotment option. An additional $14,375,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination.
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

Dated: August 7, 2009	GLOBAL BRANDS ACQUISITION CORP.
/s/ Joel J. Horowitz
Chief Executive Officer and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)