Form 10-Q
period 2009-09-30
Global Brands Acquisition Corp.
filed 2009-11-16
CIK 1409383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 16, 2009, 35,937,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)

Part I: Financial Information
Item 1 — Financial Statements (Unaudited)
Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Balance Sheet

	September 30,	March 31,
	2009	2009
	(unaudited)	(audited)

Assets
Current assets:
Cash	$203,400	$136,690
Cash held in trust fund	287,254,449	288,540,957
Income tax receivable	389,914	—
Prepaid expense	29,960	8,000

Total assets	$287,877,723	$288,685,647

Liabilities and stockholders’ equity
Current liabilities:
Accrued professional and other fees payable	$55,000	$55,000
Income tax payable	—	360,361
Deferred offering costs	14,375,000	14,375,000
Accrued payable, stockholders	19,599	4,647

Total current liabilities	$14,449,599	$14,795,008

Common stock, subject to possible conversion, 8,624,999 shares at conversion value at initial public offering	85,837,490	85,837,490

Commitments
Stockholders’ equity:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; none issued
Common stock; $.0001 par value; authorized 90,000,000 shares; 35,937,500 (less 8,624,999 shares subject to possible conversion) shares issued and outstanding	2,732	2,732
Additional paid-in capital	185,962,851	185,962,851
Earnings accumulated during the development stage	1,625,051	2,087,566

Total stockholders’ equity	187,590,634	188,053,149

Total liabilities and stockholders’ equity	$287,877,723	$288,685,647

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Operations
(unaudited)
For the Three and Six Months Ended September 30, 2009,
And the Period July 3, 2007 (inception) to September 30, 2009

					For the period
	For the Three	For the Three	For the Six	For the Six	July 3, 2007
	Months ended	Months ended	Months ended	Months ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Formation and operating costs	$363,481	$76,740	$568,339	$168,203	$1,356,541
Professional and other fees	15,000	9,724	30,000	84,224	272,724

Operating loss	(378,481)	(86,464)	(598,339)	(252,427)	(1,629,265)
Interest income	21,654	1,130,171	57 ,558	2,319,292	5,085,776

Income (loss) before income taxes	(356,827)	1,043,707	(540,781)	2,066,865	3,456,511

Provision (benefit) for income taxes	4,736	505,707	(78,266)	1,010,348	1,831,460

Net income (loss)	$(361,563)	$538,000	$(462,515)	$1,056,517	$1,625,051

Weighted average number of common shares outstanding
Basic	35,937,500	35,937,500	35,937,500	35,937,500	30,082,317
Diluted	47,744,931	46,338,074	47,430,948	46,052,229	38,334,145
Net income per common share
Basic	$(.01)	$.01	$(.01)	$.03	$.05
Diluted	$(.01)	$.01	$(.01)	$.02	$.04

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the Period July 3, 2007 (inception) to September 30, 2009

				Earnings
			Additional	accumulated	Total
	Common Stock		paid-in	during	stockholders’
	Shares	Amount	capital	development stage	equity

Common shares issued at inception	7,187,500	$719	$24,281	$—	$25,000
Sale of 28,750,000 units, net of underwriters’ discount and offering expenses (includes 8,624,999 shares subject to possible conversion)	28,750,000	2,875	266,775,198	—	266,778,073
Proceeds subject to possible conversion of 8,624,999 shares		(862)	(85,836,628)	—	(85,837,490)
Proceeds from issuance of founders’ warrants	—	—	5,000,000	—	5,000,000
Net income for the period from July 3, 2007 (inception) to March 31, 2009	—	—	—	2,087,566	2,087,566

Balances, at March 31, 2009	35,937,500	2,732	185,962,851	2,087,566	188,053,149
Net (loss) for the period from April 1, 2009 to September 30, 2009	—	—	—	(462,515)	(462,515)

Balances, at September 30, 2009 (unaudited)	35,937,500	$2,732	$185,962,851	$1,625,051	$187,590,634

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Condensed Statements of Cash Flows
(unaudited)
For the Six Months Ended September 30, 2008 and 2009
and for the period from July 3, 2007 (inception) to September 30, 2009

			For the period
	For the Six Months	For the Six Months	July 3, 2007
	Ended September	Ended September	(inception) to
	30, 2009	30, 2008	September 30, 2009

Cash flows from operating activities
Net income (loss)	$(462,515)	$1,056,517	$1,625,051
Adjustment to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Income tax receivable	(389,914)	—	(389,914)
Prepaid expense	(21,960)	44,650	(29,960)
Deferred tax asset	—	93,538	—
Accrued expenses	—	(5,500)	55,000
Accrued payable, stockholders	14,952	(1,836)	19,599
Income tax payable	(360,361)	(296,170)	—

Net cash provided by operating activities	(1,219,798)	891,199	1,279,776

Cash flows from investing activities
Cash held in trust fund	1,286,508	(889,557)	(287,254,449)

Net cash used in investing activities	1,286,508	(889,557)	(287,254,449)

Cash flows from financing activities
Gross proceeds from initial public offering	—	—	287,500,000
Proceeds from issuance of common stock	—	—	25,000
Proceeds from issuance of founders’ warrants	—	—	5,000,000
Payment of offering costs	—	—	(6,346,927)

Net cash provided by financing activities	—	—	286,178,073

Net increase (decrease) in cash	66,710	1,642	203,400
Cash, beginning of period	136,690	219,001	—

Cash, end of period	$203,400	$220,643	$203,400

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
A. Description of Organization and Business Operations
Global Brands Acquisition Corp. (a corporation in the development stage) (the Company) was incorporated in Delaware on July 3, 2007. The Company was formed to acquire an operating business or asset or several operating businesses or assets (a Business Combination) through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity through September 30, 2009 relates to the formation of the Company and its initial public offering described below in Note E. The Company has neither engaged in any operations nor generated revenue to date and will not until completion of its business combination. The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) topic 915, Development State Entities, and is subject to the risks associated with activities of development stage companies. The Company has selected March 31st as its fiscal year end.
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
In connection with entering into an arrangement with Gerrity International, LLC on November 9, 2009, the Company is proposing to amend the certificate of incorporation to extend the date on which the Company’s corporate existence terminates from December 6, 2009 to February 28, 2010. See Note H — Subsequent Event.
In the event that the Company does not consummate a Business Combination or if the proposals are not effectuated, as more fully described in Note H, by December 6, 2009, the corporate existence of the Company will cease except for purposes of winding up and liquidating. The amounts held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Initial Stockholders to the extent of their stock holdings prior to the Offering.
In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the warrants contained in the Units sold in the Offering discussed in Note E), and that the distribution will be less than investors’ initial contributions. The Company currently anticipates that the distribution would be approximately $9.95 per share.
B. Summary of Significant Accounting Policies
Development Stage Company
The Company complies with the reporting requirements of ASC topic 915, Development State Entities.
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements for the period ended March 31, 2009. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the period from April 1, 2009 to September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2010.
Comprehensive Income
Comprehensive income is equal to net income.
Net Income (Loss) per Common Share
Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with ASC topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
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
Fair Value of Financial Instruments
The fair value of the company’s assets and liabilities, which qualify as financial instruments under ASC topic 825 Financial Instruments, approximates the carrying amounts represented in the balance sheet.
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
Deferred Offering Costs
Deferred offering costs of $14.4 million consist of underwriting fees that are payable upon the Company’s consummation of a Business Combination. This amount has been recorded as a reduction of additional paid in capital. As described in Note H, on November 9, 2009, the Company entered into a Framework Agreement with Gerrity International, LLC to continue its business as a corporation that will elect to qualify to be taxed as a real estate investment trust (“REIT”). Additionally, the Company entered into an agreement with the Offering underwriters to reduce the deferred underwriting fees. Upon consumation of the transactions contemplated by the Framework Agreement, the Company estimates that the deferred offering costs will be in the range of $3.3 million to $4.6 million.
Income Tax
The Company complies with ASC topic 740, Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. In accordance with ASC topic 740, Income Taxes, the Company recognizes tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities. If the recognition threshold is met, the Company measures the tax benefit at the largest amount that is greater than 50 percent likely to be realized. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
Recently Issued Accounting Standards
During the six months ended September 30, 2009, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) the most recent of which was The Accounting Standards Codification (“ASC”). The ASC has become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.
Fair Value Measurements
In September 2006, the FASB issued ASC topic 820, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Company adopted the provisions of ASC topic 820 for all of its financial assets and liabilities within scope as of the beginning of Fiscal 2009 (April 1, 2008). In addition, the Company adopted the provisions of ASC topic 820 for all of its nonfinancial assets and liabilities within scope as of the beginning of Fiscal 2010 (April 1, 2009). The adoption of the provisions of ASC topic 820 did not have a significant impact on the Company’s financial statements. The Company has no investment assets or liabilities that would be classified as Level II or Level III. The Company’s investment in a money market fund amounting to $287,254,449 as of September 30, 2009 which invests exclusively in 100% U.S. Treasury Securities is considered a Level I asset.
Subsequent Events
In accordance with ASC topic 855, “Subsequent Events,” the Company evaluates events and/or transactions that occur after the balance sheet date, but before the issuance of financial statements, for potential recognition or disclosure in its financial statements. The Company has evaluated all subsequent events through November 16, 2009, the date of the Company’s interim financial statements were issued.

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
D. Stockholders’ Equity
The Company’s capital stock consists of common stock and preferred stock. The Company is authorized to issue 90,000,000 shares of common stock, of which 35,937,500 (including 8,624,999 shares subject to possible conversion) are outstanding as of September 30, 2009. The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.
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
The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Initial Public Offering, with an additional 5.0% fee of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The additional 5% fee, amounting to $14.4 million, has been placed in the Trust Account. Refer to Note B.
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
G. Income Taxes
The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the six months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Current:
Federal	$(238,266)	$620,013
State & Local	160,000	390,335

Current provision for income taxes	$(78,266)	$1,010,348

The Company’s effective tax rate was (14.5%) and 48.9% at September 30, 2009 and 2008, respectively, differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes.
H. Subsequent Event
On November 9, 2009, the Company entered into an agreement (the Framework Agreement) with Gerrity International, LLC pursuant to which the Company will continue its business as a corporation that will elect to qualify to be taxed as a real estate investment trust (REIT). In order to consummate the transactions contemplated by the Framework Agreement, the Company plans to hold a special meeting of stockholders of the Company for the sole purpose of considering and voting upon the following proposals:
•	a proposal to amend the certificate of incorporation (Charter) to extend (the Extension Amendment) the date on which the Company’s corporate existence terminates from December 6, 2009 to February 28, 2010.

•	a proposal to amend the Charter to allow the holders of shares of common stock issued in the Company’s initial public offering to elect to convert their public shares into a pro rata portion of the funds held in the Company’s trust account if the Extension Amendment is approved (the Conversion), which if approved will also be deemed to be approval of an amendment to the trust account agreement governing the trust account; and

•	a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the

Global Brands Acquisition Corp.
(a Corporation in the Development Stage)
Notes to Financial Statements
special meeting, the Extension Amendment and Conversion proposals have not been approved.
The Extension Amendment and Conversion proposals will not be effectuated if holders of more than 8,650,000 public shares seek conversion of their shares. If the Extension Amendment and Conversion proposals are not approved by December 6, 2009, the Company’s corporate existence will terminate except for purposes of winding up its affairs and liquidating.
In connection with the entering into the Framework Agreement, the Offering underwriters agreed to reduce the amount of deferred offering costs from an aggregate of $14,375,000 to an aggregate of 1.625% of the value of the trust account at the consummation of the transactions contemplated by the Framework Agreement, less any amounts paid to stockholders who vote against the election and demand that the Company convert their shares into cash. Provided that the Company completes the transactions contemplated by the Framework Agreement, the Company estimates that the deferred offering costs will be in the range of approximately $3.3 million to $4.6 million.

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
Results of Operations
     For the three months ended September 30, 2009, we had a net loss of $361,563 consisting of $21,654 of interest income offset by $363,481 of formation and operating costs, $15,000 of professional and other fees, and an income tax expense of $4,736. Our interest income is derived primarily from a money market fund that invests 100% in U.S. Treasury Securities, which have declined in yield compared to the comparable prior year period. In connection with the identification of a business combination target and conducting the related due diligence, we have incurred higher formation and operating costs as compared to the comparable prior year period.
     For the three months ended September 30, 2008, we had a net income of $538,000 consisting of $1,130,171 of interest income offset by $76,740 of formation and operating costs, $9,724 of accounting fees and $505,707 of income tax provision.
     For the six months ended September 30, 2009, we had a net loss of $462,515 consisting of $57,558 of interest income offset by $568,339 of formation and operating costs, $30,000 of professional and other fees, and an income tax benefit of $78,266. Our interest income is derived primarily from a money market fund that invests 100% in U.S. Treasury Securities, which have declined in yield compared to the comparable prior year period. In connection with the identification of a business combination target and conducting the related due diligence, we have incurred higher formation and operating costs as compared to the comparable prior year period.
     For the six months ended September 30, 2008, we had a net income of $1,056,517 consisting of $2,066,865 of interest income offset by $168,203 of formation and operating costs, $84,224 of professional and other fees and $1,010,348 of income tax provision.
     For the period from July 3, 2007 (inception) to September 30, 2009, we had a net income of $1,625,051 consisting of $5,085,776 of interest income offset by $1,356,541 of formation and operating costs, $272,724 of professional and other fees and $1,831,460 of income tax provision.
Income Taxes
     Income tax provision (benefit) for the for the period from July 3, 2007 (inception) to September 30, 2009 and for the six months and three months ended September 30, 2009 were provided for at a rate of 53.0%, (14.5%) and 1.3%, respectively. We currently anticipate that our tax expense (benefit) for the full year ending March 31, 2010 as a percentage of pre-tax loss will be between 10.0% and 20.0%. It is possible that our estimated full year rate could change from discrete items or the receipt of new information. In accordance with ASC topic 740, “Income Taxes,” additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate any unrecognized tax benefits.
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
     On November 9, 2009, the Company entered into a Framework Agreement with Gerrity International, LLC to continue its business as a corporation that will elect to quality to be taxed as a REIT. Upon completion of the transactions contemplated by the Framework Agreement, it is likely that the amount of underwriting fees payable will be less than what is currently recorded on the balance sheet, in the range of approximately $3.3 million to $4.6 million.
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
     In the event that the Company does not consummate a Business Combination by December 6, 2009 (or extends the date by which the Company has to complete such a transaction), the corporate existence of the Company will cease except for purposes of winding up and liquidating. The amounts held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Initial Stockholders to the extent of their stock holdings prior to the Offering. In the event of such distribution, it is likely that the distribution will be less than investors’ initial contributions. The Company currently anticipates that the distribution would be approximately $9.95 per share.

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
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
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
     We paid a total of $5,750,000 in underwriting discounts and commissions and $359,142 for other costs and expenses related to the offering and the over-allotment option. An additional $14,375,000 of underwriting discounts and commissions was deferred by the underwriters and placed in our trust account.
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
     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders.
     On August 11, 2009, we held our annual meeting of stockholders. At the annual meeting, the following director nominees were elected by our stockholders to serve for a three-year term and until their successors are elected and qualified:

Name	Votes For	Authority Withheld
Stephen F. Reitman	34,064,145	229,020
John R. Muse	33,841,545	451,620

     Messrs. M. William Benedetto and Arthur Bargonetti continue to serve as directors in the class of directors whose terms expire in 2010. Messrs. Lawrence S. Stroll, Joel J. Horowitz and John D. Idol continue to serve as directors in the class of directors whose terms expire in 2011.

ITEM 6.	EXHIBITS
     (a) Exhibits:

Exhibit No.	Description

31	Section 302 Certification by Chief Executive Officer and Treasurer

32	Section 906 Certification by Chief Executive Officer and Treasurer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BRANDS ACQUISITION CORP.
Dated: November 16, 2009
/s/ Joel J. Horowitz
Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)